Form 10-K/A
period 2020-12-31
INSU ACQUISITION CORP III
filed 2021-07-23
CIK 1829889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

INSU Acquisition Corp. III (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A, or this “Amendment,” to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021, or the “Original Filing,” to restate our financial statements as of and for the period ended December 31, 2020. We are also restating the financial statement as of December 22, 2020 (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Annual Report.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the SEC Warrant Accounting Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement on our financial statements).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

In the process of evaluating its financial statements the Company also restated its financial statements to classify its public shares in temporary equity. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified certain public shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (defined in Rule 3a51-1(g)(1) of the Exchange Act to be total assets less intangible assets and liabilities) to be less than $5,000,001. The Company restated its financial statements to classify all public shares as temporary equity and any related impact, as the threshold in its amended and restated certificate of incorporation would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

As a result, on June 23, 2021, the Company's management and the Audit Committee of the Company's board of directors (the "Audit Committee"), after consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error on the balance sheet and to record the accompanying change to the statement of operations. Subsequently, on June 24, 2021, the Company filed an Item 4.02 Current Report on Form 8-K announcing that the Original Financial Statements should no longer be relied upon. The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

The Company has not amended its previously filed Current Report on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statement and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company's management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting solely related to the accounting for warrants described above. The material weakness is more fully described in Part II, Item 9A. Controls and Procedures of this Annual Report.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

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

v

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Warrant Accounting Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Warrant Accounting Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Warrant Accounting Statement, we reevaluated the accounting treatment of our public warrants and placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non- cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants, see Note 2 to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Unlike many blank check companies, our balance sheet reflects negative stockholders’ equity.

The financial statements in this annual report, after collaboration with our independent registered public accounting firm, reflect that all of the public shares are subject to redemption, even though we are prohibited under our amended and restated certificate of incorporation from redeeming all of the public shares since such redemption would result in our failure to have net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) in excess of $5,000,000. As a result, all of the public shares are classified as temporary equity, presented outside of the stockholders’ deficit section of our balance sheet. This accounting presentation may not be consistent with that of other blank check companies and may make comparison of our financial statements to that of other blank check companies more difficult.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the period from October 6, 2020 (inception) through December 31, 2020, we had a net loss of $2,016,618, which consists of operating costs of $72,640, changes in fair value of warrant liabilities of $1,367,834 and transaction costs allocable to warrants of $576,350, offset by interest income on investments and marketable securities held in the Trust Account of $206.

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

For the period from October 6, 2020 (inception) through December 31, 2020, cash used in operating activities was $422,621. Net loss of $2,016,618 was affected by a non-cash charge attributable to changes in fair value of warrant liabilities of $1,367,834, transaction costs allocable to warrants of $576,350, interest earned on investments and marketable securities held in the Trust Account of $206 and changes in operating assets and liabilities, which used $349,981 of cash from operating activities.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Placement Warrants and a binomial / lattice model for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

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

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted, for Class A and B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and B non-redeemable common stock outstanding for the period presented.

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

INSU ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

INSU Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheet of INSU Acquisition Corp. III (a Delaware corporation) (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit, and cash flows for the period from October 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of previously issued financial statements

As discussed in Note 2, the 2020 financial statements have been restated to correct a misstatement.

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

Philadelphia, Pennsylvania

March 30, 2021 (except for the effect of the restatement disclosed in Note 2, as to which the date is July 23, 2021)

INSU ACQUISITION CORP. III

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED)

ASSETS
Current assets
Cash	$544,358
Prepaid expenses	402,871
Total Current Assets	947,229

Cash and marketable securities held in Trust Account	250,000,206
Total Assets	$250,947,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$52,890
Warrant liabilities	10,923,502
Deferred underwriting fee payable	10,640,000
Total Liabilities	21,616,392

Commitments and contingencies

Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 per share redemption value	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 575,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	58
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,525,000 shares issued and outstanding	853
Additional paid-in capital	—
Accumulated deficit	(20,669,868)
Total Stockholders’ Deficit	(20,668,957)
Total Liabilities and Stockholders’ Deficit	$250,947,435

The accompanying notes are an integral part of the financial statements.

INSU ACQUISITION CORP. III

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Formation and operating costs	$72,640
Loss from operations	(72,640)

Other income (expense):
Change in fair value of warrant liabilities	(1,367,834)
Transaction costs allocable to warrants	(576,350)
Interest earned on marketable securities held in Trust Account	206
Other expense, net	(1,943,978)

Net loss	$(2,016,618)

Weighted average shares outstanding of Class A common stock	25,575,000
Basic and diluted income per share, Class A common stock	$(0.62)

Weighted average shares outstanding of Class B common stock	7,580,938
Basic and diluted net loss per share, Class B common stock	$(0.62)

The accompanying notes are an integral part of the financial statements.

INSU ACQUISITION CORP. III

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM OCTOBER 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – October 6, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders	—	—	8,548,333	855	24,145	—	25,000

Sale of 25,000,000 Units, net of underwriting discounts, offering expenses and warrant liabilities	25,000,000	2,500	—	—	225,792,495	—	225,794,995

Sale of 575,000 Placement Units, net of warrant liabilities	575,000	58	—	—	5,527,608	—	5,527,666

Forfeiture of Founder Shares	—	—	(23,333)	(2)	2	—	—

Class A common stock subject to possible redemption	(25,000,000)	(2,500)	—	—	(231,344,250)	(18,653,250)	(250,000,000)

Net loss	—	—	—	—	—	(2,016,618)	(2,016,618)

Balance – December 31, 2020	575,000	$58	8,525,000	$853	$—	$(20,669,868)	$(20,668,957)

The accompanying notes are an integral part of the financial statements.

INSU ACQUISITION CORP. III

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(2,016,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	1,367,834
Transaction costs allocable to warrants	576,350
Interest earned on marketable securities held in Trust Account	(206)
Changes in operating assets and liabilities:
Prepaid expenses	(402,871)
Accrued expenses	52,890
Net cash used in operating activities	(422,621)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,640,000
Proceeds from sale of Placement Units	5,750,000
Proceeds from the issuance of Founder Shares	25,000
Proceeds from promissory note – related party	71,278
Repayment of promissory note – related party	(71,278)
Payment of offering costs	(448,021)
Net cash provided by financing activities	250,966,979

Net Change in Cash	544,358
Cash – Beginning of period	—
Cash – End of period	$544,358

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$250,000,000
Deferred underwriting fee payable	$10,640,000

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

The registration statement for the Company’s Initial Public Offering was declared effective on December 17, 2020. On December 22, 2020 the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 575,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Insurance Acquisition Sponsor III, LLC, generating gross proceeds of $5,750,000, which is described in Note 5.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representatives (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Insurance Acquisition Sponsor III, LLC and Dioptra Advisors III, LLC (collectively the “Sponsor”) and the Company’s officers and directors (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 6), the shares of Class A common stock included in the Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representatives (as discussed in Note 7). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s Amended and Restated Certificate of Incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Insiders have agreed to vote any Founder Shares, any Placement Shares and any Public Shares held by them in favor of any such amendment.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

In the process of evaluating its financial statements the Company also restated its financial statements to classify its public shares in temporary equity. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified certain public shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (defined in Rule 3a51-1(g)(1) of the Exchange Act to be total assets less intangible assets and liabilities) to be less than $5,000,001. The Company restated its financial statements to classify all public shares as temporary equity and any related impact, as the threshold in its amended and restated certificate of incorporation would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities and the reclassification of amounts from permanent equity to temporary equity did not have any effect on the Company’s previously reported investments held in the Trust Account, operating expenses, or cash.

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 22, 2020 (audited)
Warrant Liabilities	$—	$9,555,668	$9,555,668
Class A Common Stock Subject to Possible Redemption	253,300,710	14,699,299	250,000,000
Class A Common Stock	205	(147)	58
Additional Paid-in Capital	5,025,211	(5,025,211)	—
Accumulated Deficit	(1,264)	(19,229,600)	(19,230,864)
Stockholders’ Equity (Deficit)	5,000,005	(24, 254,958)	(19,254,953)

Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$—	$10,923,502	$10,923,502
Class A Common Stock Subject to Possible Redemption	235,254,540	14,745,460	250,000,000
Common Stock	205	(147)	58
Additional Paid-in Capital	5,071,381	(5,071,381)	—
Accumulated Deficit	(72,434)	(20,597,434)	(20,669,868)
Stockholders’ Equity (Deficit)	5,000,005	(25,668,962)	(20,668,957)

Statement of Operations for the Period from October 6, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liabilities	$—	$(1,367,834)	$(1,367,834)
Transaction costs associated with Initial Public Offering	—	(576,350)	(576,350)
Net loss	(72,434)	(1,944,184)	(2,016,618)
Weighted average shares outstanding, Class A Common stock subject to possible redemption	25,000,000	575,000	25,575,000
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	(0.62)	(0.62)
Weighted average shares outstanding, Common stock	7,647,030	(66,092)	7,580,938
Basic and diluted net loss per share, Common stock	(0.01)	(0.61)	(0.62)

Cash Flow Statement for the Period from October 6, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(72,434)	$(1,944,184)	$(2,016,618)
Change in fair value of warrant liabilities	—	1,367,834	1,367,834
Transaction costs associated with Initial Public Offering	—	576,350	576,350
Initial classification of Class A common stock subject to possible redemption	235,254,540	(14,745,460)	250,000,000

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Placement Warrants and a binomial / lattice model for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A Common Stock Subject to Possible Redemption

Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expenses as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $15,448,021, of which $14,871,671 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $576,350 were expensed to the statement of operations.

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

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At December 31, 2020, the Company had outstanding warrants to purchase up to 8,525,001 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the inclusion of such warrants would be anti-dilutive.

As of December 31, 2020, the Company has two classes of common shares, Class A common shares and Class B common shares. For the period from October 6, 2020 (inception) through December 31, 2020, earnings and losses are adjusted for the effects of the excess cash received over the fair value of the private placement warrants and deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For the period from October 6, 2020 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$(15,943,807)	$(4,726,061)
Denominator:
Basic and diluted weighted average common shares outstanding	25,575,000	7,580,938
Basic and diluted net income (loss) per common share	$(0.62)	$(0.62)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, expect for the Warrants (see Note 11).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000, Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 9).

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020, the Company issued an aggregate of 1,000 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. Accordingly, as of December 22, 2020, the $25,000 payment due to the Company is recorded as stock subscription receivable from stockholder in the stockholders’ deficit section of the accompanying balance sheet. Subsequently, on December 28, 2020, the Company received the $25,000 payment.

On October 22, 2020, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B, and to convert the outstanding Founder Shares into shares of Class B common stock. The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8. On October 22, 2020, the Company effectuated a 7,846.667-for-1 forward stock split of its common stock and in December 2020 the Company completed a stock dividend of 1.08922171 shares of Class B common stock for each share of Class B common stock outstanding prior to the dividend, resulting in an aggregate of 8,548,333 shares of Class B common stock being held by the Sponsor (the “Founder Shares”). Due to the partial exercise of the underwriters’ over-allotment option and the decision to forfeit the remaining available shares, 23,333 Class B common shares were forfeited at the Initial Public Offering.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 575,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

NOTE 10. INCOME TAX

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

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31,
2020 (as restated)

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liabilities	(14.2)%
Transaction costs allocable to warrants	(6.0)%
Change in valuation allowance	(0.8)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020 (as restated)
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,000,206

Liabilities:
Warrant Liabilities – Public Warrants	3	10,666,668
Warrant Liabilities – Placement Warrants	3	256,834

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was 80%, which was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own Public Warrant pricing. A binomial/lattice model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants will be used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At December 22, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$9.98	$10.09
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	20.0%	22.0%
Risk-free rate	0.4%	0.4%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private	Public	Warrant Liabilities
Fair value as of October 6, 2020	$—	$—	$—
Initial measurement on December 22, 2020 (Initial Public Offering)	222,334	9,333,334	9,555,668
Change in valuation inputs or other assumptions	34,500	1.333.334	1,367,834
Fair value as of December 31, 2020	$256,834	$10.666.668	$10,923,502

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from October 6, 2020 (inception) through December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Restatement of Previously Issued Financial Statements

On June 23, 2021, we revised our prior position on accounting for our Public Warrants and Placement Warrants. We restated our financial statements to reclassify the Company's Public Warrants and Placement Warrants, as described in the Explanatory Note of this Amendment. The non-cash adjustments to the financial statements did not impact the previously reported amounts for investments held in trust or cash.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness. Specifically the review controls over the evaluation of complex, non-routine transactions, were not sufficient to detect the proper accounting and reporting for the public warrants and placement warrants issued in the initial public offering and sold in the concurrent private placement. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Daniel G. Cohen	51	Chairman of the Board
John M. Butler	44	President and Chief Executive Officer
Joseph W. Pooler, Jr.	55	Chief Financial Officer
John C. Chrystal	62	Director
Sheila Nicoll	65	Director
Sasson Posner	57	Director
Walter T. Beach	54	Director

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 17, 2020, among the Company and Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC(1)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 18, 2020(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated December 17, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
4.5**	INSU Acquisition Corp. III Description of Securities
10.1	Letter Agreement, dated December 17, 2020, by and among the Company and certain security holders, officers and directors of the Company(1)
10.2	Administrative Services Agreement, dated December 17, 2020, between the Company and Cohen & Company, LLC(1)
10.3	Unit Subscription Agreement, dated December 17, 2020 between the Company and Insurance Acquisition Sponsor III, LLC(1)
10.4	Investment Management Trust Agreement, dated December 17, 2020 between Continental Stock Transfer & Trust Company and the Company(1)
10.5	Registration Rights Agreement, dated December 17, 2020, between the Company and certain security holders of the Company(1)
10.6	Form of Indemnity Agreement(2)
10.7	Loan Commitment Agreement, dated December 17, 2020, between the Company and Insurance Acquisition Sponsor III, LLC(1)
14.1	Code of Business Conduct and Ethics(2)
21.1**	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Previously filed.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 23, 2020
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-250050)

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSU ACQUISITION CORP. III

Dated: July 23, 2021	/s/ John M. Butler
John M. Butler President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John M. Butler	President and Chief Executive Officer	July 23, 2021
John M. Butler	(Principal Executive Officer)

/s/ Joseph W. Pooler, Jr.	Chief Financial Officer	July 23, 2021
Joseph W. Pooler, Jr.	(Principal Financial and Accounting Officer)

/s/ Daniel G. Cohen	Chairman of the Board	July 23, 2021
Daniel G. Cohen

/s/ John C. Chrystal	Director	July 23, 2021
John C. Chrystal

/s/ Sheila Nicoll	Director	July 23, 2021
Sheila Nicoll

/s/ Sasson Posner	Director	July 23, 2021
Sasson Posner

/s/ Walter T. Beach	Director	July 23, 2021
Walter T. Beach