Form 10-Q
period 2021-03-31
INSU ACQUISITION CORP III
filed 2021-07-23
CIK 1829889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39818

INSU ACQUISITION CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3356658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703, Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

(212) 701-9555

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	IIII	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock	IIIIW	NASDAQ Capital Market
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	IIIIU	NASDAQ Capital Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 23, 2021, there were 25,575,000 shares of Class A common stock, $0.0001 par value, and 8,525,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INSU ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INSU ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$291,891	$544,358
Prepaid expenses	390,447	402,871
Total Current Assets	682,338	947,229

Cash and marketable securities held in Trust Account	250,006,782	250,000,206
TOTAL ASSETS	$250,689,120	$250,947,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities – Accrued expenses	$287,415	$52,890
Warrant liability	8,100,667	10,923,502
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	19,028,082	21,616,392

Commitments and contingencies

Class A common stock subject to possible redemption 25,000,000 shares at $10.00 per share redemption value as of March 31, 2021 and December 31, 2020	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 575,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	58	58
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,525,000 shares issued and outstanding	853	853
Additional paid-in capital	—	—
Accumulated deficit	(18,339,873)	(20,669,868)
Total Stockholders’ Deficit	(18,338,962)	(20,668,957)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,689,120	$250,947,435

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

General and administrative expenses	$499,416
Loss from operations	(499,416)

Other income:
Interest earned on marketable securities held in Trust Account	6,576
Change in fair value of warrant liabilities	2,822,835
Other income	2,829,411

Net income	$2,329,995

Weighted average shares outstanding of Class A common stock	25,750,000
Basic and diluted income per share, Class A common stock	$0.07

Weighted average shares outstanding of Class B common stock	8,525,000
Basic and diluted net loss per share, Class B common stock	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	575,000	$58	8,525,000	$853	$—	$(20,669,868)	$(20,668,957)

Net income	—	—	—	—	—	2,329,995	2,329,995

Balance – March 31, 2021	575,000	$58	8,525,000	$853	$—	$(18,339,873)	$(18,338,962)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,329,995
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,822,835)
Interest earned on marketable securities held in Trust Account	(6,576)
Changes in operating assets and liabilities:
Prepaid expenses	12,424
Accrued expenses	234,525
Net cash used in operating activities	(252,467)

Net Change in Cash	(252,467)
Cash – Beginning of period	544,358
Cash – End of period	$291,891

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

As of March 31, 2021, the Company had not commenced operations. All activity for the period from October 6, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 17, 2020. On December 22, 2020, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 3.

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

Following the closing of the Initial Public Offering on December 22, 2020, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds that meet certain conditions under Rule 2a-7 of the Investment Company Act, and that invest only in direct U.S. government obligations, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination by December 22, 2022 (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 23, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Placement Warrants and a binomial / lattice model for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $15,448,021, of which $14,871,671 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $576,350 were expensed to the condensed statement of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At March 31, 2021, the Company had outstanding warrants to purchase up to 8,525,001 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the inclusion of such warrants would be anti-dilutive.

As of March 31, 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the period from January 1, 2021 through March 31, 2021, earnings and losses are adjusted for the effects of the excess cash received over the fair value of the private placement warrants and deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For the period from January 1, 2021 through March 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,747,496	$582,499
Denominator:
Basic and diluted weighted average common shares outstanding	25,575,000	8,525,000
Basic and diluted net income (loss) per common share	$0.07	$0.07

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three months ended March 31, 2021, the Company incurred and paid $60,000 in fees for these services.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or one of its affiliates has committed to loan the Company funds as may be required up to a maximum of $810,000 (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder, at the time of the Business Combination. The units would be identical to the Placement Units. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 575,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 8,525,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 8. WARRANTS

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

If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the warrants.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $250,006,782 and $250,000,206, respectively, in money market funds which are invested primarily in U.S. Treasury Securities.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,006,782	$250,000,206

Liabilities:
Warrant Liability – Public Warrants	3	$—	$10,666,668
Warrant Liability – Public Warrants	1	$7,916,667	$—
Warrant Liability – Placement Warrants	3	$184,000	$256,834

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of December 31, 2020 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A binomial/lattice model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Placement Warrants. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	March 31, 2021	December 31, 2020
Stock price	$9.95	$10.09
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	16.8%	25.0%
Risk-free rate	1.0%	0.4%
Dividend yield	0.0%	0.0%
Probability of consummation of a Business Combination	80.0%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private	Public	Warrant Liabilities
Fair value as of January 1, 2021	$256,834	10,666,668	10,923,502
Transfers to Level 1	—	(10,666,668)	(10,666,668)
Change in fair value	(72,834)	—	(72,834)
Fair value as of March 31, 2021	$184,000	$—	$184,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was $12,000,001.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to INSU Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Insurance Acquisition Sponsor III, LLC and Dioptra Advisors III, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 6, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more operating businesses or assets (a “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Placement Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $2,329,995, which consists of interest earned on marketable securities held in Trust Account of $6,576 and a change in fair value of warrant liabilities of $2,822,835, partially offset by general and administrative expenses of $499,416.

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

For the three months ended March 31, 2021, cash used in operating activities was $252,467. Net income of $2,329,995 was offset by interest earned on marketable securities held in Trust Account of $6,576 and a change in fair value of warrant liabilities of $2,822,835. Changes in operating assets and liabilities provided $246,949 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $250,006,782. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2021, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had $291,891 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. We began incurring these fees on December 18, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

In addition, we have an agreement to pay the underwriters a deferred fee of $10,640,000. The deferred fee will become payable to the representatives of the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Placement Warrants and a binomial / lattice model for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted for Class A and B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on July 23, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on July 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 23, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 575,000 Placement Units to Insurance Acquisition Sponsor III, LLC at a price of $10.00 per Placement Unit, generating total proceeds of $5,750,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each placement unit consists of one share of Class A common stock and one third of a placement warrant.

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

Of the gross proceeds received from the Initial Public Offering and private placement, an amount of $250,000,000 ($10.00 per unit) was placed in the trust account.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSU ACQUISITION CORP. III

Date: July 23, 2021	By:	/s/ John M. Butler
	Name:	John M. Butler
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2021	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)