Form 10-Q
period 2021-06-30
INSU ACQUISITION CORP III
filed 2021-08-12
CIK 1829889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 12, 2021, there were 25,575,000 shares of Class A common stock, $0.0001 par value, and 8,525,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INSU ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INSU ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$68,650	$544,358
Prepaid expenses	326,256	402,871
Total Current Assets	394,906	947,229

Cash and marketable securities held in Trust Account	250,013,015	250,000,206
TOTAL ASSETS	$250,407,921	$250,947,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities – Accrued expenses	$291,803	$52,890
Warrant liability	9,983,835	10,923,502
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	20,915,638	21,616,392

Commitments and contingencies

Class A common stock subject to possible redemption 25,000,000 shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 575,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at June 30, 2021 and December 21, 2020	58	58
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,525,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	853	853
Additional paid-in capital	—	—
Accumulated deficit	(20,508,628)	(20,669,868)
Total Stockholders’ Deficit	(20,507,717)	(20,668,957)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,407,921	$250,947,435

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

JUNE 30, 2021

(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$291,820	$791,236
Loss from operations	(291,820)	(791,236)

Other income (expense):
Interest earned on marketable securities held in Trust Account	6,233	12,809
Change in fair value of warrant liabilities	(1,883,168)	939,667
Other income (expense)	(1,876,935)	952,476

Net (loss) income	$(2,168,755)	$161,240

Weighted average shares outstanding of Class A common stock	25,575,000	25,575,000
Basic and diluted income per share, Class A common stock	$(0.06)	$—

Weighted average shares outstanding of Class B common stock	8,525,000	8,525,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.06)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	575,000	$58	8,525,000	$853	$—	$(20,669,868)	$(20,668,957)

Net income	—	—	—	—	—	2,329,995	2,329,995

Balance — March 31, 2021	575,000	58	8,525,000	853	—	(18,339,873)	(18,338,962)

Net income	—	—	—	—	—	(2,168,755)	(2,168,755)

Balance — June 30, 2021	575,000	58	8,525,000	853	—	(20,508,628)	(20,507,717)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$161,240
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(939,667)
Interest earned on marketable securities held in Trust Account	(12,809)
Changes in operating assets and liabilities:
Prepaid expenses	76,615
Accrued expenses	238,913
Net cash used in operating activities	(475,708)

Net Change in Cash	(475,708)
Cash – Beginning of period	544,358
Cash – End of period	$68,650

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Insurance Acquisition Sponsor III, LLC and Dioptra Advisors III, LLC (collectively the “Sponsor”) and the Company’s officers and directors (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 5), the shares of Class A common stock included in the Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 23, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $15,448,021, of which $14,871,671 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $576,350 were expensed to the condensed statement of operations.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At June 30, 2021, the Company had outstanding warrants to purchase up to 8,525,001 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the inclusion of such warrants would be anti-dilutive.

As of June 30, 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the period from January 1, 2021 through June 30, 2021, earnings and losses are adjusted for the effects of the excess cash received over the fair value of the private placement warrants and deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For the period from January 1, 2021 through June 30, 2021		For the period from April 1, 2021 through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$120,930	$40,310	$(1,626,566)	$(542,188)
Denominator:
Basic and diluted weighted average common shares outstanding	25,575,000	8,525,000	25,575,000	8,525,000
Basic and diluted net income (loss) per common share	$0.00	$0.00	$(0.06)	$(0.06)

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Insurance Acquisition Sponsor III, LLC purchased an aggregate of 575,000 Placement Units at a price of $10.00 per Placement Unit, or $5,750,000 in the aggregate. Each Placement Unit consists of one share of Class A common stock and one-third of one warrant (the “Placement Warrant”). Each whole Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Placement Warrants.

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2021, the Company incurred and paid $60,000 and $120,000, respectively, in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or one of its affiliates has committed to loan the Company funds as may be required up to a maximum of $810,000 (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder, at the time of the Business Combination. The units would be identical to the Placement Units. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, excluding Units sold pursuant to the exercise of the underwriters’ over-allotment option, or $4,360,000. In addition, the representatives are entitled to a deferred fee of $10,640,000. The deferred fee will become payable to the representatives from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 575,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 8,525,000 shares of Class B common stock issued and outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants are not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,013,015		$250,000,206

Liabilities:
Warrant Liability – Public Warrants	1	$9,750,001	$
Warrant Liability – Public Warrants	3	-		10,666,668
Warrant Liability – Placement Warrants	3	$233,834		$256,834

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

The following table presents the quantitative information regarding Level 3 fair value measurements:

	June 30, 2021	March 31, 2021	December 31, 2020
Stock price	$9.71	$9.95	$10.09
Strike price	$11.50	$11.50	$11.50
Term (in years)	5.5	5.5	5.5
Volatility	21.7%	16.8%	25.0%
Risk-free rate	1.0%	1.0%	0.4%
Dividend yield	0.0%	0.0%	0.0%
Probability of consummation of a Business Combination	80.00%	80.0%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private	Public	Warrant Liabilities
Fair value as of January 1, 2021	$256,834	10,666,668	10,923,502
Transfers to Level 1	—	(10,666,668)	(10,666,668)
Change in fair value	(72,834)	—	(72,834)
Fair value as of March 31, 2021	184,000	—	184,000
Change in fair value	49,834	—	49,834
Fair value as of June 30, 2021	233,834	—	233,834

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $10,666,668. There were no transfers between levels for the three months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 12, 2021, Cohen & Company, LLC, the manager of the Sponsor, made a Working Capital Loan to the Company in the amount of $250,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to INSU Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Insurance Acquisition Sponsor III, LLC and Dioptra Advisors III, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $2,168,755, which consists of general and administrative expenses of $291,820 and a change in fair value of warrant liabilities of $1,883,168, partially offset by interest earned on marketable securities held in Trust Account of $6,233.

For the six months ended June 30, 2021, we had net income of $161,240, which consists of interest earned on marketable securities held in Trust Account of $12,809 and a change in fair value warrant liabilities of $939,667, partially offset by general and administrative expenses of $791,236.

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

For the six months ended June 30, 2021, cash used in operating activities was $475,708. Net income of $161,240 and a change in fair value of warrant liabilities of $939,667, was offset by interest earned on marketable securities held in Trust Account of $12,809. Changes in operating assets and liabilities provided $315,528 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $250,013,015. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and six months ended June 30, 2021, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had $68,650 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Placement Warrants and a binomial / lattice model for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on July 23, 2021) (the “Restatement”), during the period covered by this Quarter Report, a material weakness existed and our disclosure controls and procedures were not effective. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 as filed with the SEC on July 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 as filed with the SEC on July 23, 2021.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSU ACQUISITION CORP. III

Date: August 12, 2021	By:	/s/ John M. Butler
	Name:	John M. Butler
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)