Form 10-Q
period 2021-09-30
INSU ACQUISITION CORP III
filed 2021-11-12
CIK 1829889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 25,575,000 shares of Class A common stock, $0.0001 par value, and 8,525,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INSU ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INSU ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$99,092	$544,358
Prepaid expenses	257,360	402,871
Total Current Assets	356,452	947,229

Cash and marketable securities held in Trust Account	250,019,317	250,000,206
TOTAL ASSETS	$250,375,769	$250,947,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$353,783	$52,890
Working capital loan - related party, at fair value	250,000	—
Total Current liabilities	603,783	52,890

Warrant liability	8,358,334	10,923,502
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	19,602,117	21,616,392

Commitments and contingencies

Class A common stock subject to possible redemption 25,000,000 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 575,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at September 30, 2021 and December 21, 2020	58	58
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,525,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	853	853
Additional paid-in capital	—	—
Accumulated deficit	(19,227,259)	(20,669,868)
Total Stockholders’ Deficit	(19,226,348)	(20,668,957)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,375,769	$250,947,435

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
General and administrative expenses	$350,434	$1,141,670
Loss from operations	(350,434)	(1,141,670)

Other income:
Interest earned on marketable securities held in Trust Account	6,302	19,111
Change in fair value of warrant liabilities	1,625,501	2,565,168
Other income	1,631,803	2,584,279

Net income	$1,281,369	$1,442,609

Weighted average shares outstanding of Class A common stock	25,575,000	25,575,000
Basic and diluted income per share, Class A common stock	$0.04	$0.04

Weighted average shares outstanding of Class B common stock	8,525,000	8,525,000
Basic and diluted net income per share, Class B common stock	$0.04	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED) (REVISED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	575,000	$58	8,525,000	$853	$—	$(20,669,868)	$(20,668,957)

Net income	—	—	—	—	—	2,329,995	2,329,995

Balance — March 31, 2021	575,000	58	8,525,000	853	—	(18,339,873)	(18,338,962)

Net income (loss)	—	—	—	—	—	(2,168,755)	(2,168,755)

Balance — June 30, 2021	575,000	58	8,525,000	853	—	(20,508,628)	(20,507,717)

Net income	—	—	—	—	—	1,281,369	1,281,369

Balance — September 30, 2021	575,000	$58	8,525,000	$853	$—	$(19,227,259)	$(19,226,348)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,442,609
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,565,168)
Interest earned on marketable securities held in Trust Account	(19,111)
Changes in operating assets and liabilities:
Prepaid expenses	145,511
Accrued expenses	300,893
Net cash used in operating activities	(695,266)

Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	250,000
Net cash provided by financing activities	250,000

Net Change in Cash	(445,266)
Cash – Beginning of period	544,358
Cash – End of period	$99,092

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 23, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Placement Warrants (as defined in Note 4) and a binomial / lattice model for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $15,448,021, of which $14,871,671 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $576,350 were expensed to the condensed statement of operations.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $251,000 and $15,000 respectively, which had a full valuation allowance recorded against it of approximately $251,000 and $15,000, respectively.

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate of 0% for the three and nine months ended September 30, 2021 differs from the expected income tax rate primarily due to the start-up costs (discussed above), which are not currently deductible, and to permanent differences mainly attributable to the change in the fair value of the warrant liabilities.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At September 30, 2021, the Company had outstanding warrants to purchase up to 8,525,001 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the inclusion of such warrants would be anti-dilutive.

As of September 30, 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the period from January 1, 2021 through September 30, 2021, earnings and losses were adjusted for the effects of the excess cash received over the fair value of the placement warrants and deemed dividend to Class A stockholders and were allocated pro rata between the two classes of common shares as follows:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$961,027	$320,342	$1,081,957	$360,652
Denominator:
Basic and diluted weighted average common shares outstanding	25,575,000	8,525,000	25,575,000	8,525,000
Basic and diluted net income per common share	$0.04	$0.04	$0.04	$0.04

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06,” Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

SEPTEMBER 30, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2021, the Company incurred $60,000 and $190,000, respectively, of which $10,000 and $0 is included in accrued expenses in the accompanying balance sheets as of September 30, 2021 and December 31, 2020, respectfully.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or one of its affiliates has committed to loan the Company funds as may be required up to a maximum of $810,000 (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder, at the time of the Business Combination. The units would be identical to the Placement Units. As of September 30, 2021 and December 31, 2020, there were $250,000 and no amounts outstanding under the Working Capital Loans, respectively.

On July 12, 2021, Cohen & Company, LLC, the manager of the Sponsor, made a Working Capital Loan to the Company in the amount of $250,000. The Loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. This loan was valued using the fair value method. The fair value of the loan as of September 30, 2021, was $250,000, which changes in fair value of the Working Capital Loan will be recorded in the statement of operations. For the three and nine months ended September 30, 2021 the amount was zero (see Note 9).

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Registration Rights

The holders of the Founder Shares, Placement Units (including securities contained therein) and the warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Placement Warrants or the warrants issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement entered into on December 17, 2020 requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders a majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 575,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 8,525,000 shares of Class B common stock issued and outstanding.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,019,317	$250,000,206

Liabilities:
Warrant Liability – Public Warrants	1	$8,166,667	$—
Warrant Liability – Public Warrants	3	—	10,666,668
Warrant Liability – Placement Warrants	3	$191,667	$256,834
Working Capital Loan- Related Party	3	$250,000	$—

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

The following table presents the quantitative information regarding Level 3 fair value measurements:

	September 30, 2021	December 31, 2020
Stock price	$9.82	$10.09
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	17.9%	25.0%
Risk-free rate	1.1%	0.4%
Dividend yield	0.0%	0.0%
Probability of consummation of a Business Combination	80.00%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private	Public	Warrant Liabilities
Fair value as of January 1, 2021	$256,834	10,666,668	10,923,502
Transfers to Level 1	—	(10,666,668)	(10,666,668)
Change in fair value	(72,834)	—	(72,834)
Fair value as of March 31, 2021	184,000	—	184,000
Change in fair value	49,834	—	49,834
Fair value as of June 30, 2021	233,834	—	233,834
Change in fair value	(42,167)	—	(42,167)
Fair value as of September 30, 2021	$191,667	—	191,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $10,666,668. There were no transfers between levels for the three months ended September 30, 2021.

The following table present the changes in fair value of the level 3 Working Capital Loan- related party:

September 30, 2021
Fair value as of January 1, 2021	$—
Proceeds received through Working Capital Loan- Related Party	$250,000
Change in fair value	$—
Fair value as of September 30, 2021	$250,000

There was no transfers in or out of level 3 from other levels in the far value hierarchy during the three and nine months ended September 30, 2021 for the Working Capital Loan- related party.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $1,281,369, which consists of interest earned on marketable securities held in Trust Account of $6,302 and change in fair value of warrant liabilities of $1,625,501, offset by general and administrative expenses of $350,434.

For the nine months ended September 30, 2021, we had net income of $1,442,609, which consists of interest earned on marketable securities held in Trust Account of $19,111 and a change in fair value warrant liabilities of $2,565,168, offset by general and administrative expenses of $1,141,670.

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

For the nine months ended September 30, 2021, cash used in operating activities was $695,266. Net income of $1,442,609 was affected by change in fair value of warrant liabilities of $2,565,168 and interest earned on marketable securities held in Trust Account of $19,111. Changes in operating assets and liabilities provided $446,404 of cash from operating activities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $250,019,317. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and nine months ended September 30, 2021, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had $99,092 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stocks outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06,” Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the September 30, 2021.

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

INSU ACQUISITION CORP. III

Date: November 12, 2021	By:	/s/ John M. Butler
	Name:	John M. Butler
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)