Form 10-K
period 2021-12-31
INSU ACQUISITION CORP III
filed 2022-03-24
CIK 1829889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-39818

INSU ACQUISITION CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3356658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2929 Arch Street, Suite 1703, Philadelphia, PA	19104
(Address of Principal Executive Offices)	(Zip Code)

(215) 701-9555

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $242.75 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of March 24, 2022, there were 25,575,000 shares of Class A common stock and 8,525,000 shares of Class B common stock of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K:

●	references to “we,” “us,” “company” or “our company” refer to INSU Acquisition Corp. III;

●	references to our “sponsor” refer collectively to Insurance Acquisition Sponsor III, LLC, a Delaware limited liability company, and Dioptra Advisors III, LLC, a Delaware limited liability company. The manager of each entity is Cohen & Company, LLC, a Delaware limited liability company;

●	references to “initial holders” or “initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	references to “founder shares” are to 8,525,000 shares of our Class B common stock issued by us to our initial stockholders;

●	references to our “initial public offering” means the initial public offering of 25,000,000 of our units, each unit consisting of one share of our Class A common stock and one-third of one warrant, where each whole warrant entitles the holder to purchase one share of our Class A common stock, which was consummated on December 22, 2020;

●	references to our “management” or our “management team” refer to our officers;

●	references to our “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	references to “public stockholders” refer to the holders of our public shares, which may include our initial holders and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;

●	references to “private placement” refer to the private placement of 575,000 units purchased by our sponsor, which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $5.75 million;

●	references to “placement units” are to the 575,000 units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-third of one placement warrant;

●	references to “placement shares” are to an aggregate of 575,000 shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement;

●	references to “placement warrants” are to warrants to purchase an aggregate of 191,667 shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement; and

●	references to “trust account” are to the trust account into which $250,000,000 of the net proceeds of the initial public offering and private placement were deposited for the benefit of the public stockholders.

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

v

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

Insurance is a significant sector within the global financial economy. The insurance sector has experienced significant changes in recent years, most notably in North America, which has led to improvements in capital efficiency, access to business and quality of risk analytics. We focus on identifying target companies which, among other things, are well positioned to benefit from these developments, in part through growth opportunities or by capitalizing on Cohen & Company’s insurance investment strategies. In addition, the development of the insurance Linked Securities (“ILS”) market, challenging the dominance of traditional reinsurance companies, has improved access to a consistent supply of risk capital at lower cost. In addition, after the catastrophe events of 2017, 2018 and 2019, the available supply of ILS capital was observed to alleviate the expected increase in cost of reinsurance capital usually applied by traditional reinsurers, flattening the peaks of the previously observed market pricing cycle and thereby providing an opportunity to cut long-term operating costs of those insurance and reinsurance companies who utilize reinsurance as a significant form of contingent capital. In addition, the transfer of risk to ILS funds has provided an opportunity to generate income unrelated to underwriting risk for both insurance and reinsurance companies. The influence of ILS is now spreading beyond property catastrophe insurance to a broader range of underlying classes of insurance. Technology (“InsureTech”) is improving access to consumer and agency networks thereby improving access to business development possibilities and the retention of existing policyholders. In addition, InsureTech is significantly improving access to underwriting, risk and claims data, which has positive benefits for risk selection, pricing, claims cost control and portfolio management for those companies who can adequately adapt. Also, the technical and economic situation resulting from the Covid-19 epidemic is leading to further transformation in the insurance industry. Whilst the claim burden on some insurance and reinsurance companies will be substantial, this burden is concentrated in specific classes of insurance and therefore many sectors of the industry are not significantly negatively affected but will benefit from an expected general increase in insurance premiums in the upcoming period whilst the industry recoups the cost of recent claims and recalibrates the cost of risk capital. We will seek companies whose business plans are resilient, and which may benefit from the improved economics and possible M&A activity which is currently being observed. Companies in the insurance sector are also highly regulated and subject to overview from rating agencies, leading to transparency and detailed availability of data to analyze, review and monitor potential acquisition targets. We believe that those companies who have, or can be provided with, the skill and knowledge required to capitalize on the current changes occurring in the insurance market will benefit from improved operational efficiencies and underwriting performance, facilitating future growth. We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is well positioned to assist any insurance businesses we acquire to take advantage of the opportunities described above. However, our management team’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

At December 31, 2021, we had not yet commenced operations. All activity through December 31, 2021 relates to the Company’s formation, its initial public offering, and identifying a target company for our initial business combination.

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

Cohen & Company Inc., the parent of Cohen & Company, LLC, the manager of our sponsor, managed approximately $2.4 billion as of December 31, 2021 in fixed income assets in a variety of assets classes including U.S. and European trust preferred securities, subordinated debt and corporate loans. It has experience funding small and medium-sized insurance companies in the U.S., Bermuda and Europe, with $4.6 billion invested across 213 insurance companies from 2002 through March 17, 2022. Cohen & Company’s extensive diligence process has led to historically low rates of default on the insurance components of its managed portfolios, resulting in average annual default rates of approximately 0.31%, expected recovery rates of 22% and average annual loss rates of approximately 0.24% from 2002 through March 17, 2022.

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

Also, our Chairman served as an executive officer and/or director of FinTech Acquisition Corp., or FinTech I, a former blank check company which raised $100.0 million in its initial public offering in February 2015 and completed its initial business combination when it acquired FTS Holding Corporation in July 2016, which we refer to as the FinTech I Acquisition. Our Chairman also served as an executive officer and/or director of FinTech Acquisition Corp. II, or FinTech II, a blank check company which raised $175.0 million in its initial public offering in January 2017 and completed its initial business combination when it acquired Intermex Holdings II in July 2018, which we refer to as the FinTech II Acquisition. In addition, our Chairman served as Chief Executive Officer of FinTech Acquisition Corp. III, or FinTech III, a former blank check company which raised $345.0 million in its initial public offering in November 2018 and completed its initial business combination with Paya, Inc. in October 2020, which we refer to as the FinTech III Acquisition. Further, our Chairman served as Chief Executive Officer of FinTech Acquisition Corp. IV, or FinTech IV, a blank check company which raised $230.0 million in its initial public offering in September 2020 and completed its initial business combination with PWP Holdings LP, in June 2021, which we refer to as the FinTech IV Acquisition. Our Chairman currently serves as: Chief Executive Officer of FinTech Acquisition Corp. V (NASDAQ: FTCV), or FinTech V, a blank check company which raised $250.0 million in its initial public offering in December 2020; and Chief Executive Officer of FinTech Acquisition Corp. VI (NASDAQ: FTVI), or FinTech VI, a blank check company which raised $250.0 million in its initial public offering in June 2021. We believe that potential sellers of target businesses will view the fact that our Chairman has successfully closed multiple business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, past performance by our Chairman is not a guarantee of success with respect to any business combination we may consummate.

Mr. Cohen, with over 22 years of experience in financial services and financial technology, is the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and serves as the President and Chief Executive of the European Business of Cohen & Company Inc. (NYSE American: COHN), a financial services company with approximately $2.24 billion in assets under management as of September 30, 2021, and as President, a director and the Chief Investment Officer of Cohen & Company Inc.’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets (“CCFL”). Mr. Cohen previously served as Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of Cohen & Company Inc. from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013. Mr. Cohen served as the executive Chairman of Cohen & Company Inc. from October 18, 2006 to December 16, 2009. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 16, 2009 to September 16, 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), the Company’s indirect broker dealer subsidiary (“JVB”), from July 19, 2012 to September 16, 2013. Mr. Cohen is also a founder, the former Chief Executive Officer and the former Chairman of The Bancorp, Inc. (NASDAQ: TBBK), which we refer to as Bancorp, a financial holding company with over $6.3 billion of total assets as of September 30, 2021, whose principal subsidiary is The Bancorp Bank, that provides a wide range of commercial and retail banking products and services to both regional and national markets. Mr. Cohen currently serves as the Chief Executive Officer of FinTech V and FinTech VI. Mr. Cohen served as Chairman of INSU I until the INSU I Acquisition, as Chairman of INSU II until the INSU II Acquisition, as Chief Executive Officer, President and a director of FinTech I until the FinTech I Acquisition, as Chief Executive Officer and a director of FinTech II until the FinTech II Acquisition, as Chief Executive Officer of FinTech III until the FinTech III Acquisition and as Chief Executive Officer of FinTech IV until the FinTech IV Acquisition. Mr. Cohen also recently joined FTAC Parnassus Acquisition Corp., or FTAC Parnassus, as its Chairman, FTAC Hera Acquisition Corp., or FTAC Hera, as its President and Chief Executive Officer, FTAC Zeus Acquisition Corp., or FTAC Zeus, as its Chairman, and INSU Acquisition Corp. IV, or INSU IV, as its Chairman, each a blank check company formed for the purpose of effecting its own initial business combination. He is also a past Chief Executive Officer of RAIT Financial Trust, which we refer to as RAIT, formerly a publicly traded real estate finance company focused on the commercial real estate industry, from December 2006 when it merged with Taberna Realty Finance Trust, to February 2009, and served as a trustee from the date RAIT acquired Taberna in February 2009 until his resignation from that position in February 2010. From 1998 to 2000, Mr. Cohen served as the Chief Operation Officer of Resource America, Inc., formerly a publicly traded asset management company with interests in energy, real estate and financial services. Mr. Cohen was also a past director of Jefferson Bank of Pennsylvania, a commercial bank and subsidiary of JeffBanks, Inc., a publicly traded bank holding company, which we refer to as JeffBanks, acquired by Hudson United Bancorp in 1999.

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

Previously Mr. Butler worked for Twelve Capital, a European asset manager specializing in investment in the insurance sector where he served in various senior roles including Managing Partner & Head of Investment Management. In this role, Mr. Butler oversaw the investment of principally fixed income and insurance linked securities. Prior to this, Mr. Butler worked as Senior Underwriter managing the International Catastrophe and Terrorism reinsurance portfolios of Hannover Re Bermuda Ltd., where he was responsible for managing the company’s position as a lead reinsurer particularly in European and Asia-Pacific markets. Prior to this, Mr. Butler spent seven years with the White Mountains Insurance Group, both in Dublin and Bermuda, managing the underwriting of the international non-marine treaty portfolio. Earlier in his career, Mr. Butler worked for entities in the London reinsurance market, underwriting a broad range of business lines. Since August 2021, Mr. Butler has served as a director of Metromile, Inc., an auto insurance company, since June 2020, he has served as Vice Chair of the Board of TCI Re, a reinsurance company headquartered in Puerto Rico, and since February 2020, he has held an advisory board position with Kovrr Inc., an Israel based insurance cyber risk analytics technology company. Mr. Butler holds an honors degree in Law from the University of London, is an Associate of the Chartered Insurance Institute of the UK, a member of the Insurance Institute of Ireland and is qualified as a Chartered Insurer.

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

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including any amounts representing deferred underwriting commissions and interest earned on the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.00 per public share (based on the trust account balance as of December 31, 2021). There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. The initial holders, our officers and directors have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 22, 2022 and (iii) if we fail to consummate a business combination by December 22, 2022 or if we liquidate prior to December 22, 2022. The initial holders and our directors and officers have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 22, 2022. However, the initial holders and our directors and officers will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by December 22, 2022.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share (based on the trust account balance as of December 31, 2021) from our redemption of our shares, and our warrants will expire worthless.

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

Of the net proceeds of the initial public offering and the private placement, only $223,949 was available to us as of December 31, 2021 outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Our sponsor or one of its affiliates has committed to loan funds to us in such circumstances up to a maximum of $810,000. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of all loans made to us by our sponsor, an affiliate of our sponsor or our officers and directors may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share (based on the trust account balance as of December 31, 2021) on our redemption, and our warrants will expire worthless.

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

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and, beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2021, that we evaluate and report on such system of internal controls. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity in order to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Warrant Accounting Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Warrant Accounting Statement, we reevaluated the accounting treatment of our public warrants and placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non- cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Because of the size of our initial business combination, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We may be unable to obtain any necessary financing on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure or abandon the transaction and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share (based on the trust account balance as of December 31, 2021) on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us after a business combination.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share (based on the trust account balance as of December 31, 2021) from our redemption of their shares and our warrants will expire worthless.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share (based on the trust account balance as of December 31, 2021) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain an average global market capitalization and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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

Holders

On March 22, 2022, the numbers of record holders of the Company’s Class A common stock, units and warrants were 1, 2 and 1, respectively, not including beneficial holders whose securities are held in street name.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[RESERVED]

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Initial Public Offering) nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $4,105,266, which consists of interest earned on marketable securities held in the Trust Account of $25,413 and a change in fair value warrant liabilities of $5,806,585, offset by general and administrative expenses of $1,726,732.

For the period from October 6, 2020 (inception) through December 31, 2020, we had a net loss of $2,016,618, which consists of general and administrative expenses of $72,640, a change in fair value of warrant liabilities of $1,367,834, and transaction costs allocable to warrants of $576,350, offset by interest earned on marketable securities held in the Trust Account of $206.

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

For the year ended December 31, 2021, cash used in operating activities was $837,671. Net income of $4,105,266 was affected by a change in fair value of warrant liabilities of $5,806,585 and interest earned on marketable securities held in the Trust Account of $25,413. Changes in operating assets and liabilities provided $889,061 of cash from operating activities.

For the period from October 6, 2020 (inception) through December 31, 2020, cash used in operating activities was $422,621. Net loss of $2,016,618 was affected by interest earned on marketable securities held in the Trust Account of $206, change in fair value of warrant liabilities of $1,367,834, transaction costs allocable to warrants of $576,350 and changes in operating assets and liabilities, which used $349,981 of cash from operating activities.

As of December 31, 2021, we had cash, investments and marketable securities held in the Trust Account of $250,008,357. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the year ended December 31, 2021, we withdrew $17,262 of interest income from the Trust Account to pay franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $223,949 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or one of its affiliates has committed to loan us funds as may be required up to a maximum of $810,000 and may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. As of December 31, 2021, $500,000 in such loans were outstanding.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing Model for the Placement Warrants and a binomial / lattice model for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) per Common Share

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period.

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

INSU ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

INSU Acquisition Corp. III

Opinion on the financial statements

We have audited the accompanying balance sheets of INSU Acquisition Corp. III (a Delaware corporation) (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from October 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania

March 24, 2022

INSU ACQUISITION CORP. III

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$223,949	$544,358
Prepaid expenses	191,862	402,871
Total Current Assets	415,811	947,229

Cash and marketable securities held in Trust Account	250,008,357	250,000,206
TOTAL ASSETS	$250,424,168	$250,947,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$730,942	$52,890
Working capital loan - related party, at fair value	500,000	—
Total Current Liabilities	1,230,942	52,890

Warrant liabilities	5,116,917	10,923,502
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	16,987,859	21,616,392

Commitments and contingencies
Class A common stock subject to possible redemption 25,000,000 shares at $10.00 per share redemption value as of December 31, 2021 and 2020	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 575,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at December 31, 2021 and 2020	58	58
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,525,000 shares issued and outstanding at December 31, 2021 and 2020	853	853
Additional paid-in capital	—	—
Accumulated deficit	(16,564,602)	(20,669,868)
Total Stockholders’ Deficit	(16,563,691)	(20,668,957)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,424,168	$250,947,435

The accompanying notes are an integral part of the financial statements.

INSU ACQUISITION CORP. III

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from October 6, 2020 (Inception) through December 31, 2020
General and administrative expenses	$1,726,732	$72,640
Loss from operations	(1,726,732)	(72,640)

Other income (expense):
Interest earned on marketable securities held in Trust Account	25,413	206
Change in fair value of warrant liabilities	5,806,585	(1,367,834)
Transaction costs allocable to warrants	—	(576,350)
Other income (expense), net	5,831,998	(1,943,978)

Net income (loss)	$4,105,266	$(2,016,618)

Weighted average shares outstanding of Class A common stock	25,575,000	630,616
Basic and diluted net income (loss) per share, Class A common stock	$0.12	$(13.15)

Weighted average shares outstanding of Class B common stock	8,525,000	1,783,607
Basic and diluted net income (loss) per share, Class B common stock	$0.12	$(13.15)

The accompanying notes are an integral part of the financial statements.

INSU ACQUISITION CORP. III

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021 AND

THE PERIOD OCTOBER 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – October 6, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders	—	—	8,548,333	855	24,145	—	25,000

Sale of 25,000,000 Units, net of underwriting discounts, offering expenses and warrant liabilities	25,000,000	2,500	—	—	225,792,495	—	225,794,995

Sale of 575,000 Placement Units, net of warrant liabilities	575,000	58	—	—	5,527,608	—	5,527,666

Forfeiture of Founder Shares	—	—	(23,333)	(2)	2	—	—

Accretion for Class A common stock to redemption amount	(25,000,000)	(2,500)	—	—	(231,344,250)	(18,653,250)	(250,000,000)

Net loss	—	—	—	—	—	(2,016,618)	(2,016,618)

Balance – December 31, 2020	575,000	$58	8,525,000	$853	$—	$(20,669,868)	$(20,668,957)

Net income	—	—	—	—	—	4,105,266	4,105,266

Balance – December 31, 2021	575,000	$58	8,525,000	$853	$—	$(16,564,602)	$(16,563,691)

The accompanying notes are an integral part of the financial statements.

INSU ACQUISITION CORP. III

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from October 6, 2020 (Inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$4,105,266	$(2,016,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,806,585)	1,367,834
Transaction costs allocable to warrants	—	576,350
Interest earned on marketable securities held in Trust Account	(25,413)	(206)
Changes in operating assets and liabilities:
Prepaid expenses	211,009	(402,871)
Accrued expenses	678,052	52,890
Net cash used in operating activities	(837,671)	(422,621)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Cash withdrawn from Trust Account to pay franchise taxes	17,262	—
Net cash provided by (used in) investing activities	17,262	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	245,640,000
Proceeds from sale of Placement Units	—	5,750,000
Proceeds from working capital loan - related party	500,000	—
Proceeds from promissory note – related party	—	71,278
Repayment of promissory note—related party	—	(71,278)
Payment of offering costs	—	(448,021)
Net cash provided by financing activities	500,000	250,966,979

Net Change in Cash	(320,409)	544,358
Cash – Beginning of period	544,358	—
Cash – End of period	$223,949	$544,358

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$250,000,000
Deferred underwriting fee payable	$—	$10,640,000

The accompanying notes are an integral part of the financial statements.

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. During the year ended December 31, 2021, we withdrew $17,262 of interest income from the Trust Account to pay for franchise taxes.

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Placement Warrants (as defined in Note 4) and a binomial / lattice model for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $15,448,021, of which $14,871,671 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $576,350 were expensed to the statements of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At December 31, 2021, the Company had outstanding warrants to purchase up to 8,525,001 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the inclusion of such warrants would be anti-dilutive. The warrants cannot be converted to shares of Class A common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. Additionally, the Working Capital Loan (see Note 5) is convertible, at the lender’s option, into Units consisting of one share of Class A common stock and one-third of one warrant (see Note 4). Because the conversion feature cannot be exercised until the consummation of an initial Business Combination, the underlying Units are also considered anti-dilutive and have been excluded from the calculation of diluted net income (loss) per common share.

As of December 31, 2021, the Company has two classes of common stock, Class A common stock and Class B common stock. For the period from October 6, 2020 (inception) through December 31, 2020, earnings and losses were adjusted for the effects of the excess cash received over the fair value of the Placement Warrants and the deemed dividend to Class A stockholders and were allocated pro rata between the two classes of common stock as follows:

	Year Ended December 31, 2021		For the Period from October 6, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$3,078,950	$1,026,317	$(8,293,193)	$(23,456,096)
Denominator:
Basic and diluted weighted average common shares outstanding	25,575,000	8,525,000	630,616	1,783,607
Basic and diluted net income (loss) per common share	$0.12	$0.12	$(13.15)	$(13.15)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

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

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020, the Company issued an aggregate of 1,000 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. Accordingly, as of December 22, 2020, the $25,000 payment due to the Company is recorded as stock subscription receivable from stockholder in the stockholders’ deficit section of the accompanying balance sheets. Subsequently, on December 28, 2020, the Company received the $25,000 payment.

On October 22, 2020, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B, and to convert the outstanding Founder Shares into shares of Class B common stock. The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. On October 22, 2020, the Company effectuated a 7,846.667-for-1 forward stock split of its common stock and in December 2020 the Company completed a stock dividend of 1.08922171 shares of Class B common stock for each share of Class B common stock outstanding prior to the dividend, resulting in an aggregate of 8,548,333 Founder Shares being held by the Sponsor. Due to the partial exercise of the underwriters’ over-allotment option and the decision to forfeit the remaining available shares, 23,333 Founder Shares were forfeited at the Initial Public Offering.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the year ended December 31, 2021 and for the period from October 6, 2020 (inception) through December 31, 2020, the Company incurred and paid $240,000 and $10,000, respectively.

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or one of its affiliates has committed to loan the Company funds as may be required up to a maximum of $810,000 (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder, at the time of the Business Combination. The units would be identical to the Placement Units. As of December 31, 2021 and 2020, there was $500,000 and no amounts outstanding under the Working Capital Loans, respectively.

On July 12, 2021, Cohen & Company, LLC, the manager of the Sponsor, made a Working Capital Loan to the Company in the amount of $250,000. On November 22, 2021, an additional $250,000 was drawn on the Working Capital Loan. The Working Capital Loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The Working Capital Loan was valued using the fair value method. The fair value of the Working Capital Loan as of December 31, 2021 was $500,000, with changes in fair value recorded to the statement of operations. For the year ended December 31, 2021, there were no changes in fair value recorded to the statement of operations.

Sponsor Commitment

On March 11, 2022, the Sponsor agreed to provide financial support to the Company in an amount sufficient for it to satisfy its obligations as they come due until the earlier of the consummation of the Business Combination or one year from the release of the Company’s financial statements, and will satisfy, on a timely basis all liabilities and obligations of the Company if the Company is unable to satisfy them when due. In addition, the Sponsor has the ability to provide the necessary financial support to the Company to the extent and when deemed necessary by the Company and there are no restrictions on the Sponsor to provide such support. Management believes current operating cash, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

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

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 575,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 8,525,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

At December 31, 2021 and 2020, there were 8,333,334 Public Warrants outstanding and 191,667 Placement Warrants outstanding.

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

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$44,790	$8,127
Organizational costs/Startup expenses	327,698	7,084
Total deferred tax assets	372,488	15,211
Valuation allowance	(372,488)	(15,211)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(357,277)	(15,211)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	357,277	15,211
Income tax provision	$—	$—

As of December 31, 2021, the Company had $174,587 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from October 6, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $357,277 and $15,211, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(30.0)%	(14.2)%
Transaction costs allocable to warrants	0.0%	(6.0)%
Change in valuation allowance	9.0%	(0.8)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,008,357	$250,000,206

Liabilities:
Warrant Liability – Public Warrants	1	$5,000,000	$—
Warrant Liability – Public Warrants	3	$—	$10,666,668
Warrant Liability – Placement Warrants	3	$116,917	$256,834
Working Capital Loan – Related Party	3	$500,000	$—

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

The Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Model’s primary unobservable input utilized in determining the fair value of the Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of December 31, 2020 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A binomial/lattice model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Placement Warrants. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value as of each relevant date.

INSU ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents the quantitative information regarding Level 3 fair value measurements for the warrant liabilities. This includes the Private and Public warrant liabilities as of December 31, 2020 and the Private warrant liabilities as of December 31, 2021:

	December 31, 2021	December 31, 2020
Stock price	$9.80	$10.09
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	12.1%	25.0%
Risk-free rate	1.3%	0.4%
Dividend yield	0.0%	0.0%
Probability of consummation of a Business Combination	80.00%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private	Public	Warrant Liabilities
Fair value as of January 1, 2021	$256,834	$10,666,668	$10,923,502
Transfers to Level 1	—	(10,666,668)	(10,666,668)
Change in fair value	(139,917)	—	(139,917)
Fair value as of December 31, 2021	$116,917	$—	$116,917

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $10,666,668.

The following table present the changes in fair value of the Level 3 Working Capital Loan - related party:

December 31, 2021
Fair value as of January 1, 2021	$—
Proceeds received through Working Capital Loan - Related Party	500,000
Change in fair value	—
Fair value as of December 31, 2021	$500,000

There were no transfers in or out of level 3 from other levels in the far value hierarchy during the year ended December 31, 2021 for the Working Capital Loan – related party.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 11, 2022, the Working Capital Loan was amended to increase the original principal sum from $500,000 to a maximum principal amount of $810,000. Subsequently, on February 11, 2022, the Company drew an additional $310,000 on the Working Capital Loan.

On March 11, 2022, the Sponsor agreed to provide financial support to the Company in an amount sufficient for it to satisfy its obligations as they come due until the earlier of the consummation of the Business Combination or one year from the release of the Company’s financial statements, and will satisfy, on a timely basis all liabilities and obligations of the Company if the Company is unable to satisfy them when due. In addition, the Sponsor has the ability to provide the necessary financial support to the Company to the extent and when deemed necessary by the Company and there are no restrictions on the Sponsor to provide such support.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

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

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Daniel G. Cohen	52	Chairman of the Board
John M. Butler	46	President and Chief Executive Officer
Joseph W. Pooler, Jr.	56	Chief Financial Officer
John C. Chrystal	64	Director
Sheila Nicoll	66	Director
Sasson Posner	59	Director
Walter T. Beach	55	Director

Daniel G. Cohen has served as our Chairman of the Board since October 2020, as the Chairman of the Board of INSU IV since November 2020, as the Chairman of the Board of FTAC Parnassus since December 2020, as Chairman of the Board of FTAC Zeus since December 2020 and as a member of the Board of Directors of Perella Weinberg Partners since June 2021. Previously, he served as the Chairman of the Board of INSU I from December 2018 to October 2020 and as the Chairman of the Board of INSU II from January 2019 to February 2021. Since February 2018, Mr. Cohen has served as the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and has, since September 2013, served as the President and Chief Executive of the European Business of Cohen & Company Inc. (NYSE American: COHN), a financial services company with approximately $2.24 billion in assets under management as of September 30, 2021, and as President, a director and the Chief Investment Officer of Cohen & Company Inc.’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets (“CCFL”). Mr. Cohen served as Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC from September 2013 to February 2018. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of Cohen & Company Inc. from December 2009 to September 2013 and as the Chairman of the Board of Directors from October 2006 to September 2013. Mr. Cohen served as the executive Chairman of Cohen & Company Inc. from October 2006 to December 2009. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 2009 to September 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), Cohen & Company Inc.’s indirect broker dealer subsidiary (“JVB”), from July 2012 to September 2013. He previously served as the Chairman of The Bancorp Inc. (“Bancorp”) (NASDAQ: TBBK) and Chairman of the Executive Committee of Bancorp’s Board of Directors from its inception in 1999 until October 2021. Mr. Cohen also previously served as Vice-Chairman of Bancorp Bank’s Board of Directors and Chairman of its Executive Committee. He had previously been Chairman of Bancorp Bank’s Board of Directors from September 2000 to November 2003 and, from July 2000 to September 2000, had been Bancorp Bank’s Chief Executive Officer. Mr. Cohen has served as the Chief Executive Officer of FinTech V since October 2020, as the Chief Executive Officer of FinTech VI since November 2020, and as President and Chief Executive Officer of FTAC Hera since January 2021. Mr. Cohen previously served as a director and Chief Executive Officer of FinTech II from May 2015 until July 2018, as Chief Executive Officer of FinTech III from March 2017 to October 2020 and as Chief Executive Officer of FinTech IV from June 2019 to June 2021. He previously served as a director of FinTech I from November 2013 until July 2016, as FinTech I’s President and Chief Executive Officer from August 2014 until July 2016, and as FinTech I’s Executive Vice President from July 2014 through August 2014. He previously served as Chief Executive Officer of RAIT Financial Trust (“RAIT”) from December 2006, when it merged with Taberna Realty Finance Trust (“Taberna”), to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position in February 2010. Mr. Cohen was Chairman of the Board of Trustees of Taberna from its inception in March 2005 until its December 2006 acquisition by RAIT, and its Chief Executive Officer from March 2005 to December 2006. Mr. Cohen served as a director of Star Asia, a joint venture investing in Asian commercial real estate, from February 2007 to February 2014 and as a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations, from April 2007 to June 2011. Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago. Mr. Cohen is also a Trustee of the List College Board of the Jewish Theological Seminary, a member of the board of the Columbia Global Center in Paris, a Trustee of the Paideia Institute and a Trustee of the Arete Foundation. Our board has determined that Mr. Cohen’s extensive experience in the financial services industry generally, as well as extensive experience in operating financial services companies in a public company environment, qualifies him to serve as a member of our board of directors.

John M. Butler has been our Chief Executive Officer and President since October 2020, and President and Chief Executive Officer of INSU IV since November 2020. Mr. Butler previously served as Chief Executive Officer and President of INSU I from March 2018 to October 2020 and as Chief Executive Officer and President of INSU II from January 2019 to February 2021. Since October 2017, Mr. Butler has served as Head of U.S. Insurance Debt Strategy and Global ILS Platform for Cohen & Company LLC. Before that, from October 2012 to October 2017, Mr. Butler worked for Twelve Capital AG, a European asset manager specializing in investment in the insurance sector, where he served in various roles including Managing Partner & Head of Investment Management. From January 2010 to September 2012, Mr. Butler worked as Senior Underwriter managing the International Catastrophe and Terrorism reinsurance portfolios of Hannover Re Bermuda Ltd, a reinsurance company, and before that, from August 2002 to October 2009, he served in various roles with White Mountains Re, a reinsurance company. Mr. Butler began his career in 1997 as a Marine Underwriting Assistant at The Imperial Fire & Marine Re-Insurance Company. On a non-executive basis, since June 2020, Mr. Butler has served as Vice Chair of the Board of TCI Re, a reinsurance company headquartered in Puerto Rico, since August 2021, he has served on the Board of Directors of Metromile, Inc., an auto insurance company, and since February 2020, he has held an advisory board position with Kovrr Inc., an Israel based insurance cyber risk analytics technology company. Mr. Butler holds an honors degree in Law from the University of London, is an Associate of the Chartered Insurance Institute of the UK, a member of the Insurance Institute of Ireland and is qualified as a Chartered Insurer.

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

Independent Directors

John C. Chrystal has served as a director since December 2020. Mr. Chrystal previously served as a director of INSU I from March 2018 to October 2020 and as a director of INSU II from September 2020 to February 2021. He served as a director of The Bancorp, Inc. and the Bancorp Bank from 2013 until February 2022, and he previously served as Interim Chief Executive Officer of The Bancorp, Inc., and President of the Bancorp Bank, from January 2016 to June 2016. Mr. Chrystal served as a director of MCAP Acquisition Corp. from February 2021 to December 2021; an independent director of MoneyLion Inc. (NYSE: ML) since November 2016 and as non-executive Chairman since September 2021; an independent director of Regatta Loan Management LLC (a privately held, SEC-registered Investment Adviser) since 2015; and an independent director of the Trust for Advised Portfolios (a mutual fund series trust focused on multiple asset classes) since 2010. Mr. Chrystal was an independent director of Morgan Stanley Derivative Products, Inc. (an entity providing credit enhancement for select derivative transactions) from 2010 to 2017. Mr. Chrystal was an independent director of Javelin Mortgage Investments, Inc. (a mortgage real estate investment trust) from 2012 through its sale in 2016. From 2009 to 2012, Mr. Chrystal was a Managing Member of Bent Gate Advisors, LLC (a firm providing strategic advice to financial institutions); from 2005 through 2008 was the Chief Risk Officer of DiMaio Ahmad Capital (an investment management firm focused on corporate credit markets) and from 1993 to 2005 was a Managing Director with multiple Credit Suisse entities, with oversight of asset management and financial product functions. Our board has determined that Mr. Chrystal’s extensive experience in the financial services industry generally, as well as extensive experience in operating financial services companies in a public company environment, qualifies him to serve as a member of our board of directors.

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

Walter T. Beach has served as a director since December 2020. Mr. Beach has served as Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997. Previously, from 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm’s investment decisions for its principal equity product. Before that, he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach served as a director of The Bancorp, Inc. (NASDAQ: TBBK) and its subsidiary, The Bancorp Bank, from 1999 until December 2021. He currently serves on the board of directors of IG Wines, a an internationally focused company in the fine wines and spirits’ trade. From 2005 to 2020, Mr. Beach served as a director of ACRES Commercial Realty Corp. (formerly Exantas Capital Corp.) (NYSE: ACR), a publicly traded real estate investment trust. Mr. Beach also served on the board of directors of FinTech I from November 2014 until July 2016, and also served on the board of directors of FinTech II from May 2015 until its July 2018 merger with International Money Express, Inc. Mr. Beach also served as a director of Institutional Financial Markets, Inc. and its predecessor, Cohen & Company, a publicly traded financial services company specializing in credit related fixed income investments, from December 2009 to 2013. Our board has determined that Mr. Beach’s experience in the financial services industry and capital markets qualifies him to serve as a member of our board of directors.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2021.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2021, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2022, by:

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

	Class A Common Stock		Class B Common Stock		Combined Voting Power(2)
Name and Address of Beneficial Owners	Number	% of class	Number	% of class	Number	% of class
Directors and Executive Officers:(1)
Daniel G. Cohen(3)	575,000	2.2%	8,525,000	100.0%	9,100,000	26.7%
John M. Butler	–	–	–	–	–	–
Joseph W. Pooler, Jr.	–	–	-	-	-	-
John C. Chrystal(5)	–	–	–	–	–	–
Sheila Nicoll(5)	–	–	–	–	–	–
Sasson Posner(5)	–	–	–	–	–	–
Walter Beach(5)	–	–	–	–	–	–
All directors and executive officers as a group (seven individuals)	575,000	2.2%	8,525,000	100.0%	9,100,000	26.7%

5% or Greater Beneficial Owners:
Nantahala Capital Management, LLC(6)	1,333,332	5.2%	-	-	1,333,332	3.9%
Atalaya Capital Management LP (7)	1,980,000	7.7%	-	-	1,980,000	5.8%
Insurance Acquisition Sponsor III, LLC(4)	575,000	2.2%	2,660,000	31.2%	3,235,000	9.5%
Dioptra Advisors III, LLC(4)	-	-	5,865,000	68.8%	5,865,000	17.2%
P. Schoenfeld Asset Management LP(8)	1,800,000	7.0%	-	-	1,800,000	5.3%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the following individuals is c/o INSU Acquisition Corp. III, 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.

2.	Represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to certain adjustments described in our charter documents.

3.	Shares are held directly by Insurance Acquisition Sponsor III, LLC (575,000 shares of Class A common stock and 2,660,000 shares of Class B common stock) and Dioptra Advisors III, LLC (5,865,000 shares of Class B common stock), each of which is managed by Cohen & Company, LLC. Mr. Cohen is the chief executive officer of Insurance Acquisition Sponsor III, LLC and Dioptra Advisors III, LLC and the chairman of the board of Cohen & Company, LLC. Mr. Cohen disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

4.	Shares are held directly by Insurance Acquisition Sponsor III, LLC and Dioptra Advisors III, LLC, each of which is managed by Cohen & Company, LLC. Certain of our officers and directors are members of our sponsor, but none has any voting or investment power over the shares held by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

5.	This individual is a member of our sponsor, but does not have voting or investment power over the shares held by our sponsor.

6.	Based on information contained in a Schedule 13G filed on February 14, 2022 by Nantahala Capital Management, LLC (“Nantahala”), Wilmot B. Harkey and Daniel Mack. Nantahala may be deemed to be the beneficial owner of 1,333,332 shares held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Messrs. Harkey and Mack may be deemed to be a beneficial owner of those shares. The address of the principal business office of each reporting person is 130 Main St., 2nd Floor, New Canaan, CT 06840.

7.	Based upon information contained in a Schedule 13G/A filed on February 14, 2022, by Atalaya Capital Management LP (“ACM”), Atalaya Special Purpose Investment Fund LP (ASPIF), Corbin ERISA Opportunity Fund, Ltd. (“CEOF”), Corbin Capital Partners GP, LLC (“Corbin GP”), Corbin Capital Partners, L.P. (“CCP”) and Corbin Opportunity Fund, L.P. (“COF”). ASPIF, CEOF and COF beneficially own 689,040, 860,640 and 430,320 shares, respectively. ACM serves as investment manager to ASPIF and in such capacity, exercises discretionary investment authority over the shares held directly by ASPIF. CCP serves as investment manager to CEOF and COF. Each of Corbin GP and CCP may be deemed the beneficial owner of the 1,290,960 shares held in the aggregate by CEOF and COF. The address of the principal business office of ACM and ASPIF is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The address of the principal business office of each of CEOF, Corbin GP, CCP and COF is 590 Madison Avenue, 31st Floor, New York, NY 10022.

8.	Based on information contained in a Schedule 13G filed on April 13, 2021 by P. Schoenfeld Asset Management LP (“PSAM”) and Peter M. Schoenfeld. PSAM is the investment advisor to certain funds and accounts that directly hold the shares of the issuer’s Class A Common Stock. Mr. Schoenfeld is the managing member of P. Schoenfeld Asset Management GP, LLC, a Delaware limited liability company that serves as the general partner of PSAM. The business address of each reporting person is 1350 Avenue of the Americas, 21st Floor, New York, NY 10019.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Related Party Loans

In order to fund working capital requirements and finance transaction costs in connection with an intended initial business combination our sponsor or one of its affiliates has committed to loan us funds as may be required up to a maximum of $810,000, and may, but is not obligated to, loan us additional funds to fund our additional working capital requirements and transaction costs. The loans will be interest free. If we consummate an initial business combination, we would repay such loaned amounts. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Up to $1,500,000 of such loans may be converted into additional units at $10.00 per unit at the option of the lender. The units would be identical to the placement units sold to our sponsor in the private placement. There was $500,000 in working capital loans outstanding as of December 31, 2021.

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
Daniel G. Cohen

Cohen & Company Inc.
J.V.B. Financial Group, LLC

FinTech Acquisition Corp. V

FinTech Acquisition Corp. VI

FTAC Hera Acquisition Corp.

FTAC Parnassus Acquisition Corp.

FTAC Zeus Acquisition Corp.

Perella Weinberg Partners

Chairman Affiliate Chief Executive Officer Chief Executive Officer President and Chief Executive Officer Chairman Chairman Director

John C. Chrystal	MoneyLion, Inc.	Director
	Regatta Loan Management LLC Trust for Advised Portfolios	Director Director

John M. Butler	Cohen & Company Inc.	Head of U.S. Insurance Debt Strategy and Global ILS Platform of Cohen &
	TCI Re Kovrr Inc. Metromile, Inc.	Company, LLC Vice Chairman Advisory Board Director

Joseph W. Pooler, Jr.	Cohen & Company Inc.	Executive Vice President, Chief Financial Officer and Treasurer; Chief Financial Officer and Chief Administrative Officer of Cohen & Company, LLC
	FTAC Parnassus Acquisition Corp. FTAC Zeus Acquisition Corp.	Chief Financial Officer Chief Financial Officer

Sheila Nicoll	Sirius Bermuda Insurance Company Argus Group Holdings Limited	Chief Operating Officer Non-Executive Chairman

Sasson Posner	Young America Capital	Managing Director
	Extraordinary Re	Advisor
	Teneo Cobbs Allen Interamind Ltd.	Senior Advisor Director

(1)	Does not include blank check companies, such as INSU IV, which has not yet consummated an initial public offering.

Mr. Cohen is also an executive of FinTech V, FinTech VI and FTAC Hera and an executive and/or director of Cohen & Company, a financial services company specializing in credit-related fixed income investments, including fixed income sales, trading and financing, and management of fixed income assets. In addition, each of Messrs. Butler and Pooler is an executive officer of Cohen & Company and/or one or more of its subsidiaries. As such, each of Messrs. Cohen, Butler and Pooler is obligated to present corporate opportunities relating to such businesses to the respective companies prior to presenting those opportunities to us.

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

Each of our sponsor, officers and directors may become involved with subsequent blank check companies similar to our company. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, an affiliate of our sponsor is currently sponsoring other blank check companies, such as FinTech V, FinTech VI, INSU IV, FTAC Parnassus, FTAC Hera and FTAC Zeus, each of which is seeking to complete a business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Grant Thornton LLP, or GT, acted as our independent registered public accounting firm during the year ended December 31, 2021 and the period from October 6, 2020 (inception) through December 31, 2020. The following is a summary of fees paid or to be paid to GT for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by GT in connection with regulatory filings. The aggregate fees billed by GT for professional services rendered for the audit of our annual financial statements, the initial public offering and other required filings with the SEC for the year ended December 31, 2021 and the period from October 6, 2020 (inception) through December 31, 2020 totaled $35,750 and $26,250, respectively.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay GT for any audit-related services during the year ended December 31, 2021 and the period from October 6, 2020 (inception) through December 31, 2020.

Tax Fees

We did not pay GT for tax compliance, tax planning and tax advice for the year ended December 31, 2021 and the period from October 6, 2020 (inception) through December 31, 2020.

All Other Fees

We did not pay GT for products and services other than those set forth above for the year ended December 31, 2021 and the period from October 6, 2020 (inception) through December 31, 2020.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 17, 2020, among the Company and Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC(1)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 18, 2020(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated December 17, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
4.5	INSU Acquisition Corp. III Description of Securities(3)
10.1	Letter Agreement, dated December 17, 2020, by and among the Company and certain security holders, officers and directors of the Company(1)
10.2	Administrative Services Agreement, dated December 17, 2020, between the Company and Cohen & Company, LLC(1)
10.3	Unit Subscription Agreement, dated December 17, 2020 between the Company and Insurance Acquisition Sponsor III, LLC(1)
10.4	Investment Management Trust Agreement, dated December 17, 2020 between Continental Stock Transfer & Trust Company and the Company(1)
10.5	Registration Rights Agreement, dated December 17, 2020, between the Company and certain security holders of the Company(1)
10.6	Form of Indemnity Agreement(2)
10.7	Loan Commitment Agreement, dated December 17, 2020, between the Company and Insurance Acquisition Sponsor III, LLC(1)
14.1	Code of Business Conduct and Ethics(2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 23, 2020
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-250050)
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 30, 2021

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSU ACQUISITION CORP. III

Dated: March 24, 2022	/s/ John M. Butler
John M. Butler
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John M. Butler	President and Chief Executive Officer	March 24, 2022
John M. Butler	(Principal Executive Officer)

/s/ Joseph W. Pooler, Jr.	Chief Financial Officer	March 24, 2022
Joseph W. Pooler, Jr.	(Principal Financial and Accounting Officer)

/s/ Daniel G. Cohen	Chairman of the Board	March 24, 2022
Daniel G. Cohen

/s/ John C. Chrystal	Director	March 24, 2022
John C. Chrystal

/s/ Sheila Nicoll	Director	March 24, 2022
Sheila Nicoll

/s/ Sasson Posner	Director	March 24, 2022
Sasson Posner

/s/ Walter T. Beach	Director	March 24, 2022
Walter T. Beach