Form 10-Q
period 2022-03-31
INSU ACQUISITION CORP III
filed 2022-05-11
CIK 1829889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 11, 2022, there were 25,575,000 shares of Class A common stock, $0.0001 par value, and 8,525,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INSU ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INSU ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$35,668	$223,949
Prepaid expenses	199,775	191,862
Total Current Assets	235,443	415,811

Cash and marketable securities held in Trust Account	250,030,644	250,008,357
TOTAL ASSETS	$250,266,087	$250,424,168

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$717,761	$730,942
Working capital loan - related party, at fair value	810,000	500,000
Total Current Liabilities	1,527,761	1,230,942

Warrant liabilities	1,705,000	5,116,917
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	13,872,761	16,987,859

Commitments and contingencies
Class A common stock subject to possible redemption 25,000,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 575,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	58	58
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,525,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	853	853
Additional paid-in capital	—	—
Accumulated deficit	(13,607,585)	(16,564,602)
Total Stockholders’ Deficit	(13,606,674)	(16,563,691)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,266,087	$250,424,168

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$477,187	$499,416
Loss from operations	(477,187)	(499,416)

Other income:
Interest earned on marketable securities held in Trust Account	22,287	6,576
Change in fair value of warrant liabilities	3,411,917	2,822,835
Other income	3,434,204	2,829,411

Net income	$2,957,017	$2,329,995

Weighted average shares outstanding of Class A common stock	25,575,000	25,575,000
Basic and diluted net income per share, Class A common stock	$0.09	$0.07

Weighted average shares outstanding of Class B common stock	8,525,000	8,525,000
Basic and diluted net income per share, Class B common stock	$0.09	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	575,000	$58	8,525,000	$853	$—	$(16,564,602)	$(16,563,691)

Net income	—	—	—	—	—	2,957,017	2,957,017

Balance — March 31, 2022	575,000	$58	8,525,000	$853	$—	$(13,607,585)	(13,606,674)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	575,000	$58	8,525,000	$853	$—	$(20,669,868)	$(20,668,957)

Net income	—	—	—	—	—	2,329,995	2,329,995

Balance — March 31, 2021	575,000	$58	8,525,000	$853	$—	$(18,339,873)	(18,338,962)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,957,017	$2,329,995
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,411,917)	(2,822,835)
Interest earned on marketable securities held in Trust Account	(22,287)	(6,576)
Changes in operating assets and liabilities:
Prepaid expenses	(7,913)	12,424
Accrued expenses	(13,181)	234,525
Net cash used in operating activities	(498,281)	(252,467)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	310,000	—
Net cash provided by financing activities	310,000	—

Net Change in Cash	(188,281)	(252,467)
Cash – Beginning of period	223,949	544,358
Cash – End of period	$35,668	$291,891

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

MARCH 31, 2022

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

MARCH 31, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

MARCH 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. During the three months ended March 31, 2022 and 2021, we did not withdraw any interest income from the Trust Account to pay for franchise taxes.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $15,448,021, of which $14,871,671 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $576,350 were expensed to the condensed statements of operations.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s provision for income taxes was deemed to be immaterial as of March 31, 2022.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At March 31, 2022 and 2021, the Company had outstanding warrants to purchase up to 8,525,001 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the inclusion of such Warrants would be anti-dilutive. The Warrants cannot be converted to shares of Class A common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. Additionally, the Working Capital Loan (see Note 5) is convertible, at the lender’s option, into Units consisting of one share of Class A common stock and one-third of one Warrant (see Note 4). Because the conversion feature cannot be exercised until the consummation of an initial Business Combination, the underlying Units are also considered anti-dilutive and have been excluded from the calculation of diluted net income per common share.

As of March 31, 2022 and December 31, 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the period from January 1, 2021 through March 31, 2021, earnings were adjusted for the effects of the excess cash received over the fair value of the placement warrants and deemed dividend to Class A stockholders and were allocated pro rata between the two classes of common shares as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$2,217,763	$739,254	$1,747,496	$582,499
Denominator:
Basic and diluted weighted average common shares outstanding	25,575,000	8,525,000	25,575,000	8,525,000
Basic and diluted net income per common share	$0.09	$0.09	$0.07	$0.07

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Insurance Acquisition Sponsor III, LLC purchased an aggregate of 575,000 Placement Units at a price of $10.00 per Placement Unit, or $5,750,000 in the aggregate. Each Placement Unit consists of one share of Class A common stock and one-third of one warrant (the “Placement Warrant”). Each whole Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020, the Company issued an aggregate of 1,000 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. Accordingly, as of December 22, 2020, the $25,000 payment due to the Company was recorded as stock subscription receivable from stockholder in the stockholders’ deficit section of the balance sheets. Subsequently, on December 28, 2020, the Company received the $25,000 payment.

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $60,000 for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or one of its affiliates has committed to loan the Company funds as may be required up to a maximum of $1,500,000 (“Working Capital Loans”), which is non-interest bearing and will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder, at the time of the Business Combination. The units would be identical to the Placement Units. As of March 31, 2022 and December 31, 2021, there were $810,000 and $500,000 amounts outstanding under the Working Capital Loans, respectively.

On February 11, 2022, the Working Capital Loan was amended to increase the original principal sum from $500,000 to a maximum principal amount of $810,000. Subsequently, on February 11, 2022, the Company drew an additional $310,000 on the Working Capital Loan.

On April 8, 2022, the Working Capital Loan was further amended to increase the aggregate principal amount of the Working Capital Loan from $810,000 to $1,500,000. All other terms of the Promissory Note remain in full force and effect. On April 8, 2022, the Company borrowed an additional $150,000 under the Promissory Note (see Note 10).

The Working Capital Loan was valued using the fair value method. The fair value of the Working Capital Loan as of March 31, 2022 was $810,000, with changes in fair value recorded to the statements of operations. For the three months ended March 31, 2022, there were no changes in fair value recorded to the statements of operations.

Sponsor Commitment

On March 11, 2022, the Sponsor agreed to provide financial support to the Company in an amount sufficient for it to satisfy its obligations as they come due until the earlier of the consummation of the Business Combination or through December 22, 2022, the Company’s mandatory liquidation date, and will satisfy, on a timely basis all liabilities and obligations of the Company if the Company is unable to satisfy them when due. In addition, the Sponsor has the ability to provide the necessary financial support to the Company to the extent and when deemed necessary by the Company and there are no restrictions on the Sponsor to provide such support. Management believes current operating cash, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Registration Rights

The holders of the Founder Shares, Placement Units (including securities contained therein) and the warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Placement Warrants or the warrants issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement entered into on December 17, 2020 requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of a majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 575,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,525,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

At March 31, 2022 and December 31, 2021, there were 8,333,334 Public Warrants outstanding and 191,667 Placement Warrants outstanding.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,030,644	$250,008,357

Liabilities:
Warrant Liability – Public Warrants	1	$1,666,667	$5,000,000
Warrant Liability – Placement Warrants	3	$38,333	$116,917
Working Capital Loan- Related Party	3	$810,000	$500,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Model’s primary unobservable input utilized in determining the fair value of the Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of March 31, 2022 and December 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A binomial/lattice model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Placement Warrants. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021
Stock price	$9.82	$9.80
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	4.0%	12.1%
Risk-free rate	2.4%	1.3%
Dividend yield	0.0%	0.0%
Probability of consummation of a Business Combination	80.00%	80.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Fair value as of December 31, 2021	$116,917
Change in fair value	(78,584)
Fair value as of March 31, 2022	$38,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 related to the warrant liabilities.

The following table present the changes in fair value of the Level 3 Working Capital Loan- related party:

Fair value as of December 31, 2021	$500,000
Proceeds received through Working Capital Loan - Related Party	310,000
Change in fair value	—
Fair value as of March 31, 2022	$810,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 for the Working Capital Loan.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 8, 2022, the Working Capital Loan was further amended to increase the aggregate principal amount of the Working Capital Loan from $810,000 to $1,500,000. All other terms of the Promissory Note remain in full force and effect. On April 8, 2022, the Company borrowed an additional $150,000 under the Promissory Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to INSU Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer collectively to Insurance Acquisition Sponsor III, LLC and Dioptra Advisors III, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Initial Public Offering) nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $2,957,017, which consists of interest earned on marketable securities held in Trust Account of $22,287 and change in fair value of warrant liabilities of $3,411,917, partially offset by general and administrative expenses of $477,187.

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

For the three months ended March 31, 2022, cash used in operating activities was $498,281. Net income of $2,957,017 was affected by change in fair value of warrant liabilities of $3,411,917 and interest earned on marketable securities held in Trust Account of $22,287. Changes in operating assets and liabilities used $21,094 of cash from operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $252,467. Net income of $2,329,995 was affected by change in fair value of warrant liabilities of $2,882,835 and interest earned on marketable securities held in Trust Account of $6,576. Changes in operating assets and liabilities provided $246,949 of cash from operating activities.

As of March 31, 2022, we had cash, investments and marketable securities held in the Trust Account of $250,030,644. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2022, we did not withdraw any interest income from the Trust Account to pay franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had $35,668 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or one of its affiliates has committed to loan us funds as may be required up to a maximum of $810,000 and may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. As of March 31, 2022, $810,000 in such loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 24, 2022.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSU ACQUISITION CORP. III

Date: May 11, 2022	By:	/s/ John M. Butler
	Name:	John M. Butler
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)