Form 10-Q
period 2022-06-30
INSU ACQUISITION CORP III
filed 2022-08-11
CIK 1829889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 11, 2022, there were 25,575,000 shares of Class A common stock, $0.0001 par value, and 8,525,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INSU ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INSU ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$147,774	$223,949
Prepaid expenses	123,888	191,862
Total Current Assets	271,662	415,811

Cash and marketable securities held in Trust Account	250,163,853	250,008,357
TOTAL ASSETS	$250,435,515	$250,424,168

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$673,836	$730,942
Income taxes payable	42,851	—
Working capital loan - related party, at fair value	960,000	500,000
Total Current Liabilities	1,676,687	1,230,942

Warrant liabilities	769,167	5,116,917
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	13,085,854	16,987,859

Commitments and contingencies
Class A common stock subject to possible redemption 25,000,000 shares at $10.00 per share redemption value as of June 30, 2022 and December 31, 2021	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 575,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	58	58
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,525,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	853	853
Additional paid-in capital	—	—
Accumulated deficit	(12,651,250)	(16,564,602)
Total Stockholders’ Deficit	(12,650,339)	(16,563,691)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,435,515	$250,424,168

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$254,100	$291,820	$731,287	$791,236
Loss from operations	(254,100)	(291,820)	(731,287)	(791,236)

Other income (expense):
Interest earned on marketable securities held in Trust Account	317,453	6,233	339,740	12,809
Change in fair value of warrant liabilities	935,833	(1,883,168)	4,347,750	939,667
Other income (expense)	1,253,286	(1,876,935)	4,687,490	952,476

Income (Loss) before provision for income taxes	999,186	(2,168,755)	3,956,203	161,240
Provision for income taxes	(42,851)	—	(42,851)	—
Net income (loss)	$956,335	$(2,168,755)	$3,913,352	$161,240

Weighted average shares outstanding of Class A common stock	25,575,000	25,575,000	25,575,000	25,575,000
Basic and diluted net income (loss) per share, Class A common stock	$0.03	$(0.06)	$0.11	$0.00

Weighted average shares outstanding of Class B common stock	8,525,000	8,525,000	8,525,000	8,525,000
Basic and diluted net income (loss) per share, Class B common stock	$0.03	$(0.06)	$0.11	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	575,000	$58	8,525,000	$853	$—	$(16,564,602)	$(16,563,691)

Net income	—	—	—	—	—	2,957,017	2,957,017

Balance — March 31, 2022	575,000	$58	8,525,000	$853	$—	$(13,607,585)	(13,606,674)

Net income	—	—	—	—	—	956,335	956,335

Balance — June 30, 2022	575,000	$58	8,525,000	$853	$—	$(12,651,250)	(12,650,339)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	575,000	$58	8,525,000	$853	$—	$(20,669,868)	$(20,668,957)

Net income	—	—	—	—	—	2,329,995	2,329,995

Balance — March 31, 2021	575,000	$58	8,525,000	$853	$—	$(18,339,873)	(18,338,962)

Net loss	—	—	—	—	—	(2,168,755)	(2,168,755)

Balance — June 30, 2021	575,000	$58	8,525,000	$853	$—	$(20,508,628)	(20,507,717)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,913,352	$161,240
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,347,750)	(939,667)
Interest earned on marketable securities held in Trust Account	(339,740)	(12,809)
Changes in operating assets and liabilities:
Prepaid expenses	67,974	76,615
Accrued expenses	(57,106)	238,913
Income taxes payable	42,851	—
Net cash used in operating activities	(720,419)	(475,708)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	184,244	—
Net cash provided by investing activities	184,244	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	460,000	—
Net cash provided by financing activities	460,000	—

Net Change in Cash	(76,175)	(475,708)
Cash – Beginning of period	223,949	544,358
Cash – End of period	$147,774	$68,650

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

JUNE 30, 2022

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. During the three and six months ended June 30, 2022 and 2021, we withdrew $184,244 and $0, respectively, of interest income from the Trust Account to pay for franchise taxes.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Placement Warrants (as defined in Note 4) and a binomial / lattice model for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At June 30, 2022 and 2021, the Company had outstanding warrants to purchase up to 8,525,001 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the inclusion of such Warrants would be anti-dilutive. The Warrants cannot be converted to shares of Class A common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. Additionally, the Working Capital Loan (see Note 5) is convertible, at the lender’s option, into Units consisting of one share of Class A common stock and one-third of one Warrant (see Note 4). Because the conversion feature cannot be exercised until the consummation of an initial Business Combination, the underlying Units are also considered anti-dilutive and have been excluded from the calculation of diluted net income (loss) per common share.

As of June 30, 2022 and December 31, 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three and six months ended June 30, 2022 and 2021, earnings were adjusted for the effects of the excess cash received over the fair value of the placement warrants and deemed dividend to Class A stockholders and were allocated pro rata between the two classes of common shares as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June, 2022		Six Months Ended June, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$717,251	$239,084	$(1,626,566)	$(542,189)	$2,935,014	$978,338	$120,930	$40,310
Denominator:
Basic and diluted weighted average common shares outstanding	25,575,000	8,525,000	25,575,000	8,525,000	25,575,000	8,525,000	25,575,000	8,525,000
Basic and diluted net income (loss) per common share	$0.03	$0.03	$(0.06)	$(0.06)	$0.11	$0.11	$0.00	$0.00

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2022, the Company incurred and paid $60,000 and $120,000 for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $60,000 and $120,000 for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or one of its affiliates has committed to loan the Company funds as may be required up to a maximum of $1,500,000 (“Working Capital Loans”), which is non-interest bearing and will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder, at the time of the Business Combination. The units would be identical to the Placement Units. As of June 30, 2022 and December 31, 2021, there were $960,000 and $500,000 amounts outstanding under the Working Capital Loans, respectively.

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

The Working Capital Loan was accounted for using the fair value method. The fair value of the Working Capital Loan as of June 30, 2022 was $960,000, with changes in fair value recorded to the statements of operations. For the three and six months ended June 30, 2022, there were no changes in fair value recorded to the statements of operations.

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

JUNE 30, 2022

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 575,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 8,525,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

At June 30, 2022 and December 31, 2021, there were 8,333,334 Public Warrants outstanding and 191,667 Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,163,853	$250,008,357

Liabilities:
Warrant Liability – Public Warrants	1	$750,000	$5,000,000
Warrant Liability – Placement Warrants	3	$19,167	$116,917
Working Capital Loan- Related Party	3	$960,000	$500,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

The Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Model’s primary unobservable input utilized in determining the fair value of the Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of June 30, 2022 and December 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A binomial/lattice model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Placement Warrants. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value for the Public Warrants as of each relevant date.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents the quantitative information regarding the Level 3 warrant liabilities fair value measurements:

	June 30, 2022	December 31, 2021
Stock price	$9.85	$9.80
Strike price	$11.50	$11.50
Term (in years)	5.3	5.5
Volatility	2.1%	12.1%
Risk-free rate	3.0%	1.3%
Dividend yield	0.0%	0.0%
Probability of consummation of a Business Combination	50.00%	80.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2022:

Private
Fair value as of December 31, 2021	$116,917
Change in fair value	(78,584)
Fair value as of March 31, 2022	$38,333
Change in fair value	(19,166)
Fair value as of June 30, 2022	$19,167

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 related to the warrant liabilities.

The following table presents the changes in the fair value of Level 3 warrant liabilities and transfers out of Level 3 to other levels for the three and six months ended June 30, 2021:

	Private	Public	Warrant Liabilities
Fair value as of January 1, 2021	$256,834	$10,666,668	$10,923,502
Transfers to Level 1	—	(10,666,668)	(10,666,668)
Change in fair value	(72,834)	—	(72,834)
Fair value as of March 31, 2021	184,000	—	184,000
Change in fair value	49,834	—	49,834
Fair value as of June 30, 2021	$233,834	$—	$233,834

The following table present the changes in fair value of the Level 3 Working Capital Loan- related party for the three and six months ended June 30, 2022:

Fair value as of December 31, 2021	$500,000
Proceeds received through Working Capital Loan - Related Party	310,000
Change in fair value	—
Fair value as of March 31, 2022	$810,000
Proceeds received through Working Capital Loan - Related Party	150,000
Change in fair value	—
Fair value as of June 30, 2022	$960,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 for the Working Capital Loan.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Initial Public Offering) nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $956,335, which consists of interest earned on marketable securities held in Trust Account of $317,453 and change in fair value of warrant liabilities of $935,833, partially offset by general and administrative expenses of $254,100 and provision for income taxes of $42,851.

For the six months ended June 30, 2022, we had net income of $3,913,352, which consists of interest earned on marketable securities held in Trust Account of $339,740 and a change in fair value of warrant liabilities of $4,347,750, partially offset by general and administrative expenses of $731,287 and provision for income taxes of $42,851.

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

For the six months ended June 30, 2022, cash used in operating activities was $720,419. Net income of $3,913,352 was affected by change in fair value of warrant liabilities of $4,347,750 and interest earned on marketable securities held in Trust Account of $339,740. Changes in operating assets and liabilities provided $53,719 of cash from operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $475,708. Net income of $161,240 and a change in fair value of warrant liabilities of $939,667, was offset by interest earned on marketable securities held in Trust Account of $12,809. Changes in operating assets and liabilities provided $315,528 of cash from operating activities.

As of June 30, 2022, we had cash, investments and marketable securities held in the Trust Account of $250,163,853. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and six months ended June 30, 2022, we withdrew $184,244 of interest income from the Trust Account to pay franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had $147,774 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or one of its affiliates has committed to loan us funds as may be required up to a maximum of $1,500,000 and may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. As of June 30, 2022, $960,000 in such loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing Model for the Placement Warrants and a binomial / lattice model for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants as of each relevant date.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings (loss) per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 24, 2022.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs (defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Second Amendment to Promissory Note dated April 8, 2022 made by and between INSU Acquisition Corp. III and Cohen & Company, LLC.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2022

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSU ACQUISITION CORP. III

Date: August 11, 2022	By:	/s/ John M. Butler
	Name:	John M. Butler
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)