Form 10-Q
period 2022-09-30
INSU ACQUISITION CORP III
filed 2022-11-09
CIK 1829889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 9, 2022, there were 25,575,000 shares of Class A common stock, $0.0001 par value, and 8,525,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INSU ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INSU ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$155,863	$223,949
Prepaid expenses	58,038	191,862
Total Current Assets	213,901	415,811

Cash and marketable securities held in Trust Account	250,933,138	250,008,357
TOTAL ASSETS	$251,147,039	$250,424,168

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$685,020	$730,942
Income taxes payable	54,716	—
Working capital loan - related party, at fair value	960,000	500,000
Total Current Liabilities	1,699,736	1,230,942

Warrant liabilities	341,000	5,116,917
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	12,680,736	16,987,859

Commitments and contingencies
Class A common stock subject to possible redemption, 25,000,000 shares at $10.04 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	250,863,622	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 575,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	58	58
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,525,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	853	853
Additional paid-in capital	—	—
Accumulated deficit	(12,398,230)	(16,564,602)
Total Stockholders’ Deficit	(12,397,319)	(16,563,691)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,147,039	$250,424,168

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$226,894	$350,434	$958,181	$1,141,670
Loss from operations	(226,894)	(350,434)	(958,181)	(1,141,670)

Other income:
Interest earned on marketable securities held in Trust Account	1,102,234	6,302	1,441,974	19,111
Change in fair value of warrant liabilities	428,167	1,625,501	4,775,917	2,565,168
Other income	1,530,401	1,631,803	6,217,891	2,584,279

Income before provision for income taxes	1,303,507	1,281,369	5,259,710	1,442,609
Provision for income taxes	(186,865)	—	(229,716)	—
Net income	$1,116,642	$1,281,369	$5,029,994	$1,442,609

Weighted average shares outstanding of Class A common stock	25,575,000	25,575,000	25,575,000	25,575,000
Basic and diluted net income per share, Class A common stock	$0.04	$0.04	$0.16	$0.04

Weighted average shares outstanding of Class B common stock	8,525,000	8,525,000	8,525,000	8,525,000
Basic and diluted net income per share, Class B common stock	$0.01	$0.04	$0.12	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	575,000	$58	8,525,000	$853	$—	$(16,564,602)	$(16,563,691)

Net income	—	—	—	—	—	2,957,017	2,957,017

Balance — March 31, 2022	575,000	$58	8,525,000	$853	$—	$(13,607,585)	(13,606,674)

Net income	—	—	—	—	—	956,335	956,335

Balance — June 30, 2022	575,000	$58	8,525,000	$853	$—	$(12,651,250)	(12,650,339)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(863,622)	(863,622)

Net income	—	—	—	—	—	1,116,642	1,116,642

Balance — September 30, 2022	575,000	$58	8,525,000	$853	$—	$(12,398,230)	(12,397,319)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	575,000	$58	8,525,000	$853	$—	$(20,669,868)	$(20,668,957)

Net income	—	—	—	—	—	2,329,995	2,329,995

Balance — March 31, 2021	575,000	$58	8,525,000	$853	$—	$(18,339,873)	(18,338,962)

Net loss	—	—	—	—	—	(2,168,755)	(2,168,755)

Balance — June 30, 2021	575,000	$58	8,525,000	$853	$—	$(20,508,628)	(20,507,717)

Net income	—	—	—	—	—	1,281,369	1,281,369

Balance — September 30, 2021	575,000	$58	8,525,000	$853	$—	$(19,227,259)	$(19,226,348)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,029,994	$1,442,609
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,775,917)	(2,565,168)
Interest earned on marketable securities held in Trust Account	(1,441,974)	(19,111)
Changes in operating assets and liabilities:
Prepaid expenses	133,824	145,511
Accrued expenses	(45,922)	300,893
Income taxes payable	54,716	—
Net cash used in operating activities	(1,045,279)	(695,266)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for taxes	517,193	—
Net cash provided by investing activities	517,193	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	460,000	—
Proceeds from working capital loan - related party	—	250,000
Net cash provided by financing activities	460,000	250,000

Net Change in Cash	(68,086)	(445,266)
Cash – Beginning of period	223,949	544,358
Cash – End of period	$155,863	$99,092

The accompanying notes are an integral part of the unaudited condensed financial statements.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2022

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

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account not previously released to the Company to pay its tax obligations and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 20.0% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. During the nine months ended September 30, 2022, we withdrew $517,193 of interest income from the Trust Account to pay for franchise taxes.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At September 30, 2022 and 2021, the Company had outstanding warrants to purchase up to 8,525,001 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the inclusion of such Warrants would be anti-dilutive. The Warrants cannot be converted to shares of Class A common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. Additionally, the Working Capital Loan (see Note 5) is convertible, at the lender’s option, into Units consisting of one share of Class A common stock and one-third of one Warrant (see Note 4). Because the conversion feature cannot be exercised until the consummation of an initial Business Combination, the underlying Units are also considered anti-dilutive and have been excluded from the calculation of diluted net income per common share.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

As of September 30, 2022 and December 31, 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three and nine months ended September 30, 2022 and 2021, earnings were adjusted for the effects of the excess cash received over the fair value of the Placement Warrants, and allocated pro rata between the two classes of common shares. The deemed dividend to Class A stockholders was allocated to the Class A shares as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$189,765	$63,256	$961,027	$320,342	$3,124,779	$1,041,594	$1,081,957	$360,652
Accretion of common stock to redemption value	863,622	—	—	—	863,622	—	—	—
	$1,053,387	$63,256	$961,027	$320,342	$3,988,401	$1,041,594	$1,081,957	$360,652
Denominator:
Basic and diluted weighted average common shares outstanding	25,575,000	8,525,000	25,575,000	8,525,000	25,575,000	8,525,000	25,575,000	8,525,000
Basic and diluted net income per common share	$0.04	$0.01	$0.04	$0.04	$0.16	$0.12	$0.04	$0.04

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2022, the Company incurred and paid $60,000 and $180,000 for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred $60,000 and $190,000, respectively.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or one of its affiliates has committed to loan the Company funds as may be required up to a maximum of $1,500,000 (“Working Capital Loans”), which is non-interest bearing and will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder, at the time of the Business Combination. The units would be identical to the Placement Units. As of September 30, 2022 and December 31, 2021, there was $960,000 and $500,000 outstanding under the Working Capital Loans, respectively.

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

The Working Capital Loan was accounted for using the fair value method. The fair value of the Working Capital Loan as of September 30, 2022 was $960,000, with changes in fair value recorded to the statements of operations. For the three and nine months ended September 30, 2022, there were no changes in fair value recorded to the statements of operations.

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

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 575,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 8,525,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 8. WARRANTS

At September 30, 2022 and December 31, 2021, there were 8,333,334 Public Warrants outstanding and 191,667 Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise for cash of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a Warrant unless Class A common stock issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt from the registration or qualification requirements of the securities laws of the state of residence of the registered holder of the warrants. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants has not been declared effective by the end of 60 business days following the closing of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

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

SEPTEMBER 30, 2022

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,933,138	$250,008,357

Liabilities:
Warrant Liability – Public Warrants	1	$333,333	$5,000,000
Warrant Liability – Placement Warrants	3	$7,667	$116,917
Working Capital Loan- Related Party	3	$960,000	$500,000

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

The Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Model’s primary unobservable input utilized in determining the fair value of the Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of September 30, 2022 and December 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A binomial/lattice model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Placement Warrants. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value for the Public Warrants as of each relevant date.

The following table presents the quantitative information regarding the Level 3 warrant liabilities fair value measurements:

	September 30, 2022	December 31, 2021
Stock price	$9.95	$9.80
Strike price	$11.50	$11.50
Term (in years)	5.1	5.5
Volatility	4.0%	12.1%
Risk-free rate	4.1%	1.3%
Dividend yield	0.0%	0.0%
Probability of consummation of a Business Combination	5.00%	80.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and nine months ended September 30, 2022:

Private
Fair value as of December 31, 2021	$116,917
Change in fair value	(78,584)
Fair value as of March 31, 2022	$38,333
Change in fair value	(19,166)
Fair value as of June 30, 2022	$19,167
Change in fair value	(11,500)
Fair value as of September 30, 2022	$7,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 related to the warrant liabilities.

INSU ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table presents the changes in the fair value of Level 3 warrant liabilities and transfers out of Level 3 to other levels for the three and nine months ended September 30, 2021:

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

The following table presents the changes in fair value of the Level 3 Working Capital Loan- related party for the three and nine months ended September 30, 2022:

Fair value as of December 31, 2021	$500,000
Proceeds received through Working Capital Loan - Related Party	310,000
Change in fair value	—
Fair value as of March 31, 2022	$810,000
Proceeds received through Working Capital Loan - Related Party	150,000
Change in fair value	—
Fair value as of June 30, 2022	$960,000
Proceeds received through Working Capital Loan - Related Party	—
Change in fair value	—
Fair value as of September 30, 2022	$960,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 for the Working Capital Loan.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Initial Public Offering) nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,116,642, which consists of interest earned on marketable securities held in Trust Account of $1,102,234 and a change in fair value of warrant liabilities of $428,167, partially offset by general and administrative expenses of $226,894 and provision for income taxes of $186,865.

For the nine months ended September 30, 2022, we had net income of $5,029,994, which consists of interest earned on marketable securities held in Trust Account of $1,441,974 and a change in fair value of warrant liabilities of $4,775,917, partially offset by general and administrative expenses of $958,181 and provision for income taxes of $229,716.

For the three months ended September 30, 2021, we had net income of $1,281,369, which consists of interest earned on marketable securities held in Trust Account of $6,302 and a change in fair value of warrant liabilities of $1,625,501, partially offset by general and administrative expenses of $350,434.

For the nine months ended September 30, 2021, we had net income of $1,442,609, which consists of interest earned on marketable securities held in Trust Account of $19,111 and a change in fair value warrant liabilities of $2,565,168, partially offset by general and administrative expenses of $1,141,670.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,045,279. Net income of $5,029,994 was affected by change in fair value of warrant liabilities of $4,775,917 and interest earned on marketable securities held in Trust Account of $1,441,974. Changes in operating assets and liabilities provided $142,618 of cash from operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $695,266. Net income of $1,442,609 was affected by change in fair value of warrant liabilities of $2,565,168 and interest earned on marketable securities held in Trust Account of $19,111. Changes in operating assets and liabilities provided $446,404 of cash from operating activities.

As of September 30, 2022, we had cash, investments and marketable securities held in the Trust Account of $250,933,138. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and nine months ended September 30, 2022, we withdrew $517,193 of interest income from the Trust Account to pay franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $155,863 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or one of its affiliates has committed to loan us funds as may be required up to a maximum of $1,500,000 and may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. As of September 30, 2022, $960,000 in such loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

INSU ACQUISITION CORP. III

Date: November 9, 2022	By:	/s/ John M. Butler
	Name:	John M. Butler
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)